Form 10QSB
period 2002-01-31
JRE INC
filed 2002-03-14
CIK 1163967

United State
                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                   Form 10-QSB


(Mark One)

(X) Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended January 31, 2002.

( )  Transition Report Under Section 13 or 15(d) of The Exchange Act

              For the transition period from          to
                                            ----------  ----------

                        Commission file number 000-33517


                                    JRE Inc.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           New York                                       11-3579470
 ------------------------------                 -------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation of organization)

 57 Main Street, East Hampton, New York                       11937
 --------------------------------------                     --------
(Address of principal executive offices)                   (Zip Code)

                                  631-329-7372
                            -------------------------
                           (Issuer's Telephone Number)

                                       N/A
                  ---------------------------------------------
                 (Former name, former address and former fiscal
                       year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes(X) No( )

                      Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                    4,960,250

                         Part 1 - Financial Information


Item 1. Financial Statements.


                               STEWART H. BENJAMIN
                        CERTIFIED PUBLIC ACCOUNTANT, P.C.
                              27 SHELTER HILL ROAD
                               PLAINVIEW, NY 11803

                            TELEPHONE: (516) 933-9781
                            FACSIMILE: (516) 827-1203



                               ACCOUNTANT'S REPORT
                               -------------------


To the Board of Directors and Stockholders
JRE Inc.
East Hampton, New York

I have reviewed the accompanying balance sheet of JRE Inc. as of January 31, 2002, and the related statements of income, stockholders' equity and cash flows, for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services, issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of JRE Inc.

A review consists principally of inquiries of Company personnel analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.




/s/  STEWART H. BENJAMIN
----------------------------------
     STEWART H. BENJAMIN
     CERTIFIED PUBLIC ACCOUNTANT, P.C.

Plainview, New York

March 6, 2002



                                         JRE INC.
                                      BALANCE SHEETS


                                          ASSETS
                                          ------

                                                               January 31,    October 31,
                                                                  2002           2001
                                                               (Unaudited)     (Audited)
                                                                 -------        -------
Current assets
    Cash                                                         $ 5,513        $27,488
    Due from officer/stockholder                                   6,507           --
                                                                 -------        -------
Total current assets                                              12,020         27,488

Property and equipment, net                                        1,441          1,503
                                                                 -------        -------
Total assets                                                     $13,461        $28,991
                                                                 =======        =======


                           LIABILITIES AND STOCKHOLDERS' EQUITY
                           ------------------------------------

Current liabilities
    Accounts payable, related party                              $  --          $20,000
    Accrued expenses                                               1,000           --
    Note payable                                                     500           --
    Sales tax payable                                                204            316
    Income taxes payable                                            --              523
                                                                 -------        -------
Total current liabilities                                          1,704         20,839
                                                                 -------        -------
Stockholders' equity
    Common stock, $.001 par value, 100,000,000 shares
        authorized and 4,960,250 shares issued and outstanding     4,960          4,960
    Additional paid-in capital                                     1,609          1,609
    Retained earnings                                              5,188          1,583
                                                                 -------        -------
Total stockholders' equity                                        11,757          8,152
                                                                 -------        -------
Total liabilities and stockholders' equity                       $13,461        $28,991
                                                                 =======        =======


                  See accompanying notes and accountant's review report.

                                            F-2

                                    JRE INC.
                               STATEMENT OF INCOME
                   For the Three Months Ended January 31, 2002



Revenue
    Commission income                                                 $    6,711

Selling and administrative expenses                                        3,163
                                                                      ----------
Income from operations                                                     3,548

Other income
    Interest income                                                           57
                                                                      ----------
Net income                                                            $    3,605
                                                                      ==========
Net income per common share                                           $      .00
                                                                      ==========
Weighted average common shares outstanding                             4,960,250
                                                                      ==========


             See accompanying notes and accountant's review report.



                                       JRE INC.
                     STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
           For the Period November 30, 2000 (Inception) to January 31, 2002



                                             Common Stock       Additional
                                        ---------------------    Paid-in    Retained
                                          Shares      Amount     Capital    Earnings
                                        ---------   ---------   ---------   ---------

Balances, November 30, 2000                  --     $    --     $    --     $    --

    Common stock acquired as a result
      of spin-off from J. Espo's Inc.   4,710,250       4,710       1,609        --

    Common stock issued for services,
      valued at $.001 per share           250,000         250        --          --

    Net income                               --          --          --         1,583
                                        ---------   ---------   ---------   ---------

Balances, October 31, 2001              4,960,250       4,960       1,609       1,583

    Net income for the period                --          --          --         3,605
                                        ---------   ---------   ---------   ---------

Balances, January 31, 2002              4,960,250   $   4,960   $   1,609   $   5,188
                                        =========   =========   =========   =========


                See accompanying notes and accountant's review report.

                                          F-4

                                    JRE INC.
                             STATEMENT OF CASH FLOWS
                   For the Three Months Ended January 31, 2002



CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                         $  3,605
    Adjustments to reconcile net income to net
         cash used in operating activities
         Depreciation                                                        63
         Changes in assets and liabilities
            Decrease in accounts payable, related party                 (20,000)
            Increase in accrued expenses                                  1,000
            Decrease in sales tax payable                                  (113)
            Decrease in income taxes payable                               (523)
                                                                       --------
              NET CASH USED IN OPERATING ACTIVITIES                     (15,968)
                                                                       --------
CASH FLOWS FROM INVESTING ACTIVITIES
    Advances to officer/stockholder                                      (6,800)
    Repayments from officer/stockholder                                     293
                                                                       --------
              NET CASH USED IN INVESTING ACTIVITIES                      (6,507)
                                                                       --------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from line of credit                                            500
                                                                       --------
              NET CASH PROVIDED BY FINANCING ACTIVITIES                     500
                                                                       --------
NET DECREASE IN CASH                                                    (21,975)

CASH - BEGINNING                                                         27,488
                                                                       --------
CASH - ENDING                                                          $  5,513
                                                                       ========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
         Interest                                                      $   --
                                                                       ========
         Income taxes                                                  $    512
                                                                       ========


             See accompanying notes and accountant's review report.

                                    JRE INC.
                                   FORM 10QSB
                         QUARTER ENDED JANUARY 31, 2002
                          Notes to Financial Statements
                                   (Unaudited)




Note 1 - Condensed Financial Statements

Basis of Presentation
---------------------

The accompanying interim unaudited financial statements include the accounts of JRE Inc., which is hereafter referred to as (the "Company").

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, such interim statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and the results of operations and cash flows for the interim period presented. The results of operations for the interim period are not necessarily indicative of the results to be expected for the year ending October 31, 2002. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company's report on Form 10-SB for the period November 30, 2000 (Inception) to October 31, 2001.

 Note 2 - Net Income Per Common Share

Net income per common share is computed by dividing the net income by the weighted average shares outstanding during the period.

                               STEWART H. BENJAMIN
                        CERTIFIED PUBLIC ACCOUNTANT, P.C.
                              27 SHELTER HILL ROAD
                               PLAINVIEW, NY 11803

                            TELEPHONE: (516) 933-9781
                            FACSIMILE: (516) 827-1203



                               ACCOUNTANT'S REPORT
                               -------------------


To the Board of Directors and Stockholders
J. Espo's Inc.
East Hampton, New York

I have reviewed the accompanying balance sheet of J. Espo's Inc. as of January 31, 2001, and the related statements of operations, stockholders' equity and cash flows, for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services, issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of J. Espo's Inc.

A review consists principally of inquiries of Company personnel analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.




/s/  STEWART H. BENJAMIN
----------------------------------
     STEWART H. BENJAMIN
     CERTIFIED PUBLIC ACCOUNTANT, P.C.

Plainview, New York

March 6, 2002



                                      J. ESPO'S INC.
                                      BALANCE SHEETS


                                          ASSETS
                                          ------
                                                               January 31,     October 31,
                                                                  2001            2000
                                                               (Unaudited)      (Audited)
                                                                 --------        --------
Current assets
    Cash                                                         $ 76,717        $145,711
    Accounts receivable                                             1,091           2,076
    Inventory                                                     299,220         253,840
    Prepaid expenses                                                5,811           3,050
                                                                 --------        --------
Total current assets                                              382,839         404,677
                                                                 --------        --------
Property and equipment, net                                        43,946          46,982
                                                                 --------        --------
Other assets
    Deferred income taxes                                           2,993           2,993
                                                                 --------        --------
Total assets                                                     $429,778        $454,652
                                                                 ========        ========


                           LIABILITIES AND STOCKHOLDERS' EQUITY
                           ------------------------------------

Current liabilities
    Due to officer/stockholder                                   $ 15,041        $ 27,610
    Accounts payable                                                 --            10,928
    Accrued expenses                                               13,652          11,201
    Current portion of long-term debt                               4,981           4,869
    Note payable                                                   28,000            --
    Taxes payable                                                   1,029           6,383
                                                                 --------        --------
Total current liabilities                                          62,703          60,991
                                                                 --------        --------
Long-term liabilities
    Long-term debt, net of current portion                          8,377           9,666
                                                                 --------        --------

Stockholders' equity
    Common stock, $.01 par value, 25,000,000 shares
        authorized and 4,710,250 shares issued and outstanding     47,103          47,103
    Additional paid-in capital                                    263,456         263,456
    Retained earnings                                              48,139          73,436
                                                                 --------        --------
Total stockholders' equity                                        358,698         383,995
                                                                 --------        --------
Total liabilities and stockholders' equity                       $429,778        $454,652
                                                                 ========        ========


                  See accompanying notes and accountant's review report.

                                           F-8

                                 J. ESPO'S INC.
                             STATEMENT OF OPERATIONS
                   For the Three Months Ended January 31, 2001



Sales                                                               $   104,050

Cost of goods sold                                                       51,625
                                                                    -----------
Gross profit                                                             52,425

Selling and administrative expenses                                      78,555
                                                                    -----------
Loss from operations                                                    (26,130)

Other income (expense)
    Interest income                                                       1,220
    Interest expense                                                       (387)
                                                                    -----------
Total other income (expense)                                                833
                                                                    -----------
Net loss                                                            $   (25,297)
                                                                    ===========
Net loss per common share                                           $      (.01)
                                                                    ===========
Weighted average common shares outstanding                            4,710,250
                                                                    ===========


             See accompanying notes and accountant's review report.



                                       J. ESPO'S INC.
                        STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     For the Period November 1, 1999 to January 31, 2002




                                              Common Stock          Additional
                                        ------------------------      Paid-in     Retained
                                          Shares        Amount        Capital     Earnings
                                        ----------    ----------    ----------   ----------
Balances, November 1, 1999               2,356,250    $   23,563    $  116,456   $   62,845

    Officer's loan converted to stock    2,000,000        20,000          --           --

    Common stock issued for services,
      valued at $.01 per share              60,000           600          --           --

    Common stock retired                    (6,000)          (60)         --           --

    Sale of common stock                   300,000         3,000       147,000         --

    Net income                                --            --            --         10,591
                                        ----------    ----------    ----------   ----------
Balances, October 31, 2001               4,710,250        47,103       263,456       73,436

    Net loss for the period                   --            --            --        (25,297)
                                        ----------    ----------    ----------   ----------
Balances, January 31, 2002               4,710,250    $   47,103    $  263,456   $   48,139
                                        ==========    ==========    ==========   ==========


                   See accompanying notes and accountant's review report.

                                             F-10

                                 J. ESPO'S INC.
                             STATEMENT OF CASH FLOWS
                   For the Three Months Ended January 31, 2001



CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                          $ (25,297)
    Adjustments to reconcile net loss to net
         cash used in operating activities
         Depreciation                                                     5,495
         Changes in assets and liabilities
            Decrease in accounts receivable                                 985
            Increase in inventory                                       (45,380)
            Increase in prepaid expenses                                 (2,761)
            Decrease in accounts payable                                (10,928)
            Increase in accrued expenses                                  2,451
            Decrease in taxes payable                                    (5,354)
                                                                      ---------
              NET CASH USED IN OPERATING ACTIVITIES                     (80,789)
                                                                      ---------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of property and equipment                                  (2,459)
                                                                      ---------
              NET CASH USED IN INVESTING ACTIVITIES                      (2,459)
                                                                      ---------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from line of credit                                         45,500
    Payments on line of credit                                          (17,500)
    Payments on long-term borrowing                                      (1,177)
    Loans from officer/stockholder                                       10,422
    Repayment of loans from officer/stockholder                         (22,991)
                                                                      ---------
              NET CASH PROVIDED BY FINANCING ACTIVITIES                  14,254
                                                                      ---------

NET DECREASE IN CASH                                                    (68,994)

CASH - BEGINNING                                                        145,711
                                                                      ---------
CASH - ENDING                                                         $  76,717
                                                                      =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
         Interest                                                     $     387
                                                                      =========
         Income taxes                                                 $   5,025
                                                                      =========

             See accompanying notes and accountant's review report.

                                 J. ESPO'S INC.
                                   FORM 10QSB
                         QUARTER ENDED JANUARY 31, 2001
                          Notes to Financial Statements
                                   (Unaudited)



Basis of Presentation
---------------------

The accompanying interim unaudited financial statements include the accounts of
J. Espo's Inc., which is hereafter referred to as (the "Company").

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, such interim statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and the results of operations and cash flows for the interim period presented. The results of operations for the interim period are not necessarily indicative of the results to be expected for the period November 1, 2000 to June 6, 2001. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company's report on Form 10-SB for the year ended October 31, 2000.

Note 2 - Net Loss Per Common Share

Net loss per common share is computed by dividing the net loss by the weighted average shares outstanding during the period.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Overview

JRE Inc. operates the web page www.espos.net which offers a full line of men's, women's, and childern's, clothing, swimwear and accessories to complement the lifestyle clothing related to the action sports athlete. The company offers various outerwear to be used as functional gear for the various action sports, surfing, skateboarding, water skiing, wakeboarding, rollerblading, mountain biking, snowboarding and snow skiing. Along with the outerwear, JRE Inc. also offers a complete line of hard goods and gear related to the action sports, surfing, skateboarding, water skiing, wakeboarding, rollerblading, mountain biking, snowboarding and snow skiing. JRE Inc. offers these products to consumers at retail and to other retailers and distributors at wholesale.

Forward-Looking Statements

This Quarterly Report contains forward-looking statements about our business, financial condition and prospects that reflect our assumptions and beliefs based on information currently available. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of our assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, our actual results may differ materially from those indicated by the forward- looking statements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, That the products that JRE Inc. offers remain in demand by consumers and the retention of key employees.

There may be other risks and circumstances that we are unable to predict. When used in this Quarterly Report, words such as, "believes," "expects," "intended," "plan," "anticipates," "estimates," and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions. All forward-looking statements are intended to be covered by the safe harbor created by Section 21E of the Securities Exchange Act of 1934.

Results of Operation

Our revenues for the quarter ended January 31, 2002 were $6,711. This represents a 94% decrease from the quarter ending January 31, 2001 when we reported revenue of $104,050. The revenue were attributable to the internet commission on sales of sporting goods and clothing. The January 31, 2000 sales include the sales of JRE Inc. predecessor J.Espo's Inc. operation of Retail, wholesale, internet and consultant. Selling and administrative expenses for the quarter January 31, 2002 were $3,163. This represents the expenses for the goods sold. After expenses we reported net income of $3,605, a increase over the net loss of ($25,297) reported January 31, 2001.

Future Business

The company will expand its web page this spring 2002 by adding new products. JRE Inc. new products line offer on the web page espos.net will be more clothing and footwear for men's, women's and kid's. Jeffrey R. Esposito, President of JRE Inc. will be handling the web page expansion.

Liquidity and Capital Resources

JRE Inc. current expenses can be supported by existing revenues. The company also has a line of credit with Bridgehampton National Bank for $25,000.00 of which 24,500.00 is available to the company for cash flow needs. The company does not known of any trends, events or uncertainties that have or are reasonably likely to have a material impact on the companies short-term, long-term liquidity or net sales or revenues or income from continuing operations. JRE does not see any material commitments for capital expenditure and any significant elements of income or loss to arise from continuing operations.

The company does not plan to sell any equity securities in the foreseeable future.


                           Part II--Other Information

Item 1.  Legal Proceedings   (None)

Item 2.  Change in Securities   (None)

Item 3.  Defaults Upon Senior Securities   (None)

Item 4.  Submission of Matters to a Vote of Security Holders   (None)

Item 5.  Other Information   (None)

Item 6.  Exhibits and Reports on Form 8-K

Exhibit
Number             Name and /or Identification of Exhibit
------             --------------------------------------

(6)                No Exhibit Required

                                   Signatures

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            JRE Inc.
                                            (Registrant)

March 10, 2002

                                            By:  /s/  Jeffrey R Esposito
                                               --------------------------------
                                                      Jeffrey R Esposito
                                                      President, Director