Form 10QSB
period 2002-04-30
JRE INC
filed 2002-06-14
CIK 1163967

United State
                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                   Form 10-QSB


(Mark One)

(X) Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 30, 2002.

( )     Transition Report Under Section 13 or 15(d) of The Exchange Act
                For the transition period from________to_______

                        Commission file number 000-33517


                                    JRE Inc.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


          New York                                              11-3579470
          --------                                              ----------
(State or other jurisdiction of                               (IRS Employer
incorporation of organization)                              Identification No.)


57 Main Street, East Hampton, New York                              11937
--------------------------------------                              -----
(Address of principal executive offices)                          (Zip Code)

                                  631-329-7372
                                  ------------
                            Issuer's Telephone Number

                                      N/A
               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

                                    4,960,250

Item 1. Financial Statements.



                               STEWART H. BENJAMIN
                        CERTIFIED PUBLIC ACCOUNTANT, P.C.
                              27 SHELTER HILL ROAD
                               PLAINVIEW, NY 11803

                            TELEPHONE: (516) 933-9781
                            FACSIMILE: (516) 827-1203



                         INDEPENDENT ACCOUNTANT'S REPORT
                         -------------------------------


To the Board of Directors and Stockholders
JRE Inc.
East Hampton, New York

I have reviewed the accompanying balance sheet of JRE Inc. as of April 30, 2002, and the related statements of income, stockholders' equity and cash flows, for the six months then ended. These financial statements are the responsibility of the company's management.

I conducted my review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.




/s/  STEWART H. BENJAMIN
--------------------------------------
     STEWART H. BENJAMIN
     CERTIFIED PUBLIC ACCOUNTANT, P.C.

Plainview, New York

June 11, 2002



                                         JRE INC.
                                      BALANCE SHEETS


                                          ASSETS
                                          ------

                                                                April 30,     October 31,
                                                                  2002           2001
                                                               (Unaudited)     (Audited)
                                                                 -------        -------
Current assets
    Cash                                                         $ 5,438        $27,488
    Due from officer/stockholder                                   6,507           --
                                                                 -------        -------

Total current assets                                              11,945         27,488

Property and equipment, net                                        1,378          1,503
                                                                 -------        -------

Total assets                                                     $13,323        $28,991
                                                                 =======        =======


                           LIABILITIES AND STOCKHOLDERS' EQUITY
                           ------------------------------------

Current liabilities
    Accounts payable, related party                              $  --          $20,000
    Sales tax payable                                               --              316
    Income taxes payable                                            --              523
                                                                 -------        -------

Total current liabilities                                           --           20,839
                                                                 -------        -------

Stockholders' equity
    Common stock, $.001 par value, 100,000,000 shares
        authorized and 4,960,250 shares issued and outstanding     4,960          4,960
    Additional paid-in capital                                     1,609          1,609
    Retained earnings                                              6,754          1,583
                                                                 -------        -------

Total stockholders' equity                                        13,323          8,152
                                                                 -------        -------

Total liabilities and stockholders' equity                       $13,323        $28,991
                                                                 =======        =======


                  See accompanying notes and accountant's review report.

                                             2

                                    JRE INC.
                               STATEMENT OF INCOME
                     For the Six Months Ended April 30, 2002



Revenue
    Commission income                                               $     8,866

Selling and administrative expenses                                       3,755
                                                                    -----------

Income from operations                                                    5,111
                                                                    -----------

Other income (expense)
    Interest income                                                          68
    Interest expense                                                         (8)
                                                                    -----------

Total other income (expense)                                                 60
                                                                    -----------

Net income                                                          $     5,171
                                                                    ===========

Net income per common share                                         $       .00
                                                                    ===========

Weighted average common shares outstanding                            4,960,250
                                                                    ===========


             See accompanying notes and accountant's review report.



                                     JRE INC.
                   STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
          For the Period November 30, 2000 (Inception) to April 30, 2002




                                            Common Stock       Additional
                                        ---------------------    Paid-in    Retained
                                         Shares       Amount     Capital    Earnings
                                        ---------   ---------   ---------   ---------

Balances, November 30, 2000                  --     $    --     $    --     $    --

    Common stock acquired as a result
      of spin-off from J. Espo's Inc.   4,710,250       4,710       1,609        --

    Common stock issued for services,
      valued at $.001 per share           250,000         250        --          --

    Net income                               --          --          --         1,583
                                        ---------   ---------   ---------   ---------

Balances, October 31, 2001              4,960,250       4,960       1,609       1,583

    Net income for the period                --          --          --         5,171
                                        ---------   ---------   ---------   ---------

Balances, April 30, 2002                4,960,250   $   4,960   $   1,609   $   6,754
                                        =========   =========   =========   =========


              See accompanying notes and accountant's review report.

                                         4

                                    JRE INC.
                             STATEMENT OF CASH FLOWS
                     For the Six Months Ended April 30, 2002



CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                         $  5,171
    Adjustments to reconcile net income to net
         cash used in operating activities
         Depreciation                                                       125
         Changes in assets and liabilities
            Decrease in accounts payable, related party                 (20,000)
            Decrease in sales tax payable                                  (316)
            Decrease in income taxes payable                               (523)
                                                                       --------

              NET CASH USED IN OPERATING ACTIVITIES                     (15,543)
                                                                       --------

CASH FLOWS FROM INVESTING ACTIVITIES
    Advances to officer/stockholder                                      (6,800)
    Repayments from officer/stockholder                                     293
                                                                       --------

              NET CASH USED IN INVESTING ACTIVITIES                      (6,507)
                                                                       --------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from line of credit                                          1,500
    Payments on line of credit                                           (1,500)
                                                                       --------

              NET CASH PROVIDED BY FINANCING ACTIVITIES                    --
                                                                       --------

NET DECREASE IN CASH                                                    (22,050)

CASH - BEGINNING                                                         27,488
                                                                       --------

CASH - ENDING                                                          $  5,438
                                                                       ========



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 Cash paid during the period for:
         Interest                                                      $      8
                                                                       ========
         Income taxes                                                  $    512
                                                                       ========


             See accompanying notes and accountant's review report.

                                    JRE INC.
                                   FORM 10QSB
                          QUARTER ENDED APRIL 30, 2002
                          Notes to Financial Statements
                                   (Unaudited)



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

                               STEWART H. BENJAMIN
                        CERTIFIED PUBLIC ACCOUNTANT, P.C.
                              27 SHELTER HILL ROAD
                               PLAINVIEW, NY 11803

                            TELEPHONE: (516) 933-9781
                            FACSIMILE: (516) 827-1203



                               ACCOUNTANT'S REPORT
                               -------------------


To the Board of Directors and Stockholders
J. Espo's Inc.
East Hampton, New York

I have reviewed the accompanying balance sheet of J. Espo's Inc. as of April 30, 2001, and the related statements of operations, stockholders' equity and cash flows, for the six months then ended. These financial statements are the responsibility of the company's management.

I conducted my review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.




/s/  STEWART H. BENJAMIN
----------------------------------
     STEWART H. BENJAMIN
     CERTIFIED PUBLIC ACCOUNTANT, P.C.

Plainview, New York

June 11, 2002



                                      J. ESPO'S INC.
                                      BALANCE SHEETS


                                          ASSETS

                                                                 April 30,      October 31,
                                                                   2001            2000
                                                                (Unaudited)      (Audited)
                                                                 --------        --------
Current assets
    Cash                                                         $ 22,363        $145,711
    Accounts receivable                                             1,430           2,076
    Inventory                                                     338,750         253,840
    Prepaid expenses                                                9,567           3,050
                                                                 --------        --------

Total current assets                                              372,110         404,677
                                                                 --------        --------

Property and equipment, net                                        39,769          46,982
                                                                 --------        --------

Other assets
    Deferred income taxes                                           2,993           2,993
                                                                 --------        --------

Total assets                                                     $414,872        $454,652
                                                                 ========        ========


                           LIABILITIES AND STOCKHOLDERS' EQUITY
                           ------------------------------------

Current liabilities
    Due to officer/stockholder                                   $ 16,116        $ 27,610
    Accounts payable                                               55,361          10,928
    Accrued expenses                                                3,189          11,201
    Current portion of long-term debt                               5,096           4,869
    Note payable                                                    2,500            --
    Taxes payable                                                     423           6,383
                                                                 --------        --------

Total current liabilities                                          82,685          60,991
                                                                 --------        --------

Long-term liabilities
    Long-term debt, net of current portion                          7,059           9,666
                                                                 --------        --------

Stockholders' equity
    Common stock, $.01 par value, 25,000,000 shares
        authorized and 4,710,250 shares issued and outstanding     47,103          47,103
    Additional paid-in capital                                    263,456         263,456
    Retained earnings                                              14,569          73,436
                                                                 --------        --------

Total stockholders' equity                                        325,128         383,995
                                                                 --------        --------

Total liabilities and stockholders' equity                       $414,872        $454,652
                                                                 ========        ========


                  See accompanying notes and accountant's review report.

                                             8

                                 J. ESPO'S INC.
                             STATEMENT OF OPERATIONS
                     For the Six Months Ended April 30, 2001



Sales                                                               $   191,494

Cost of goods sold                                                      131,774
                                                                    -----------

Gross profit                                                             59,720

Selling and administrative expenses                                     119,553
                                                                    -----------

Loss from operations                                                    (59,833)
                                                                    -----------

Other income (expense)
    Interest income                                                       1,581
    Interest expense                                                       (615)
                                                                    -----------

Total other income (expense)                                                966
                                                                    -----------

Net loss                                                            $   (58,867)
                                                                    ===========

Net loss per common share                                           $      (.01)
                                                                    ===========

Weighted average common shares outstanding                            4,710,250
                                                                    ===========


             See accompanying notes and accountant's review report.


                                       J. ESPO'S INC.
                        STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                      For the Period November 1, 1999 to April 30, 2001



                                              Common Stock          Additional
                                        ------------------------      Paid-in     Retained
                                          Shares        Amount        Capital     Earnings
                                        ----------    ----------    ----------   ----------

Balances, November 1, 1999               2,356,250    $   23,563    $  116,456   $   62,845

    Officer's loan converted to stock    2,000,000        20,000          --           --

    Common stock issued for services,
      valued at $.01 per share              60,000           600          --           --

    Common stock retired                    (6,000)          (60)         --           --

    Sale of common stock                   300,000         3,000       147,000         --

    Net income                                --            --            --         10,591
                                        ----------    ----------    ----------   ----------

Balances, October 31, 2001               4,710,250        47,103       263,456       73,436

    Net loss for the period                   --            --            --        (58,867)
                                        ----------    ----------    ----------   ----------

Balances, April 30, 2001                 4,710,250    $   47,103    $  263,456   $   14,569
                                        ==========    ==========    ==========   ==========


                   See accompanying notes and accountant's review report.

                                              10

                                 J. ESPO'S INC.
                             STATEMENT OF CASH FLOWS
                     For the Six Months Ended April 30, 2001



CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                          $ (58,867)
    Adjustments to reconcile net loss to net
         cash used in operating activities
         Depreciation                                                    10,991
         Changes in assets and liabilities
            Decrease in accounts receivable                                 646
            Increase in inventory                                       (84,910)
            Increase in prepaid expenses                                 (6,517)
            Increase in accounts payable                                 44,433
            Decrease in accrued expenses                                 (8,012)
            Decrease in taxes payable                                    (5,960)
                                                                      ---------

              NET CASH USED IN OPERATING ACTIVITIES                    (108,196)
                                                                      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of property and equipment                                  (3,778)
                                                                      ---------

              NET CASH USED IN INVESTING ACTIVITIES                      (3,778)
                                                                      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from line of credit                                         95,000
    Payments on line of credit                                          (92,500)
    Payments on long-term borrowing                                      (2,380)
    Loans from officer/stockholder                                       15,222
    Repayment of loans from officer/stockholder                         (26,716)
                                                                      ---------

              NET CASH USED IN FINANCING ACTIVITIES                     (11,374)
                                                                      ---------

NET DECREASE IN CASH                                                   (123,348)

CASH - BEGINNING                                                        145,711
                                                                      ---------

CASH - ENDING                                                         $  22,363
                                                                      =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
         Interest                                                     $     615
                                                                      =========
         Income taxes                                                 $   5,025
                                                                      =========

             See accompanying notes and accountant's review report.

                                 J. ESPO'S INC.
                                   FORM 10QSB
                          QUARTER ENDED APRIL 30, 2001
                          Notes to Financial Statements
                                   (Unaudited)


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


Results of Operation

The management of JRE Inc. does not feel it can give a meaningful analysis to investors for the changes in sales, cost of goods sold, selling and administrative expenses and interest income/expenses. JRE Inc. predecessor, J. Espo's Inc., revenues, expenses, and cost of goods sold were not kept for each individual division of the corporation thus making it impossible for us to give a meaningful discussion and analysis that could be understood by the investor for the year-end and interim period. JRE Inc. results for the six months ending April 30, 2002 were revenues of $8,866 with the cost of goods sold of $3,755. The corporation had interest income of $68 and interest expense of $8. JRE Inc. reported a net income for the six months ending April 30, 2002 of $5,171.

Future Business

The company will expand its web page this spring 2002 by adding new products. JRE Inc. new products line offer on the web page espos.net will be more clothing and footwear for men's, women's and kid's. Jeffrey R Esposito. President of JRE Inc. will be handling the web page expansion.

Liquidity and Capital Resources

JRE Inc. current expenses can be supported by existing revenues. The company also has a line of credit with Bridgehampton National Bank for $25,000.00 of which 25,000.00 is available to the company for cash flow needs. The company does not known of any trends, events or uncertainties that have or are reasonably likely to have a material impact on the companies short-term, long-term liquidity or net sales or revenues or income from continuing operations. JRE does not see any material commitments for capital expenditure and any significant elements of income or loss to arise from continuing operations.

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

Exhibit   Name and /or Identification of Exhibit
Number

(6)      No Exhibit Required

                                   Signatures

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    JRE Inc.
                                  (Registrant)

June 12, 2002
By: Jeffrey R Esposito
Jeffrey R Esposito, President, Director