Form 10QSB
period 2002-07-31
JRE INC
filed 2002-09-13
CIK 1163967

United State
                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                   Form 10-QSB


(Mark One)

(X) Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 31, 2002.

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



                               STEWART H. BENJAMIN
                        CERTIFIED PUBLIC ACCOUNTANT, P.C.
                              27 SHELTER HILL ROAD
                               PLAINVIEW, NY 11803

                            TELEPHONE: (516) 933-9781
                            FACSIMILE: (516) 827-1203



                         INDEPENDENT ACCOUNTANT'S REPORT
                         -------------------------------


To the Board of Directors and Stockholders
JRE Inc.
East Hampton, New York

I have reviewed the accompanying balance sheet of JRE Inc. as of July 31, 2002, and the related statements of operations, stockholders' equity and cash flows, for the nine months ended July 31, 2002 and 2001. These financial statements are the responsibility of the company's management.

I conducted my reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my reviews, I am not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.




/s/  STEWART H. BENJAMIN
----------------------------------
     STEWART H. BENJAMIN
     CERTIFIED PUBLIC ACCOUNTANT, P.C.


Plainview, New York

September 10, 2002



                                         JRE INC.
                                      BALANCE SHEETS


                                          ASSETS
                                          ------


                                                                 July 31,     October 31,
                                                                  2002           2001
                                                               (Unaudited)     (Audited)
                                                                 -------        -------
Current assets
    Cash                                                         $   833        $27,488
    Due from officer/stockholder                                  10,139           --
                                                                 -------        -------

Total current assets                                              10,972         27,488

Property and equipment, net                                        1,315          1,503
                                                                 -------        -------

Total assets                                                     $12,287        $28,991
                                                                 =======        =======


                           LIABILITIES AND STOCKHOLDERS' EQUITY
                           ------------------------------------

Current liabilities
    Accounts payable, related party                              $  --          $20,000
    Sales tax payable                                               --              316
    Income taxes payable                                            --              523
                                                                 -------        -------

Total current liabilities                                           --           20,839
                                                                 -------        -------

Stockholders' equity
    Common stock, $.001 par value, 100,000,000 shares
        authorized and 4,960,250 shares issued and outstanding     4,960          4,960
    Additional paid-in capital                                     1,609          1,609
    Retained earnings                                              5,718          1,583
                                                                 -------        -------

Total stockholders' equity                                        12,287          8,152
                                                                 -------        -------

Total liabilities and stockholders' equity                       $12,287        $28,991
                                                                 =======        =======


                  See accompanying notes and accountant's review report.

                                             2

                                    JRE INC.
                            STATEMENTS OF OPERATIONS


                                                        Nine            Nine
                                                    Months Ended    Months Ended
                                                      July 31,        July 31,
                                                        2002            2001
                                                    -----------     -----------

Revenue
    Commission income                               $     9,585     $     9,682

Selling and administrative expenses                       5,188          15,803
                                                    -----------     -----------

Income (loss) from operations                             4,397          (6,121)
                                                    -----------     -----------

Other income (expense)
    Interest income                                          72            --
    Interest expense                                       (334)           --
                                                    -----------     -----------

Total other income (expense)                               (262)           --
                                                    -----------     -----------

Net income (loss)                                   $     4,135     $    (6,121)
                                                    ===========     ===========

Net income (loss) per common share                  $       .00     $      (.00)
                                                    ===========     ===========

Weighted average common shares outstanding            4,960,250       4,960,250
                                                    ===========     ===========


             See accompanying notes and accountant's review report.



                                         JRE INC.
                       STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
               For the Period November 30, 2000 (Inception) to July 31, 2002



                                             Common Stock         Additional
                                        -----------------------    Paid-in      Retained
                                          Shares       Amount      Capital      Earnings
                                        ----------   ----------   ----------   ----------

Balances, November 30, 2000                   --     $     --     $     --     $     --

    Common stock acquired as a result
      of spin-off from J. Espo's Inc.    4,710,250        4,710        1,609         --

    Common stock issued for services,
      valued at $.001 per share            250,000          250         --           --

    Net income                                --           --           --          1,583
                                        ----------   ----------   ----------   ----------

Balances, October 31, 2001               4,960,250        4,960        1,609        1,583

    Net income for the period                 --           --           --          4,135
                                        ----------   ----------   ----------   ----------

Balances, July 31, 2002                  4,960,250   $    4,960   $    1,609   $    5,718
                                        ==========   ==========   ==========   ==========


                   See accompanying notes and accountant's review report.

                                             4



                                       JRE INC.
                               STATEMENTS OF CASH FLOWS



                                                             Nine             Nine
                                                         Months Ended     Months Ended
                                                           July 31,         July 31,
                                                             2002             2001
                                                           --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                      $  4,135         $ (6,121)
    Adjustments to reconcile net income to net
         cash used in operating activities
         Depreciation                                           188               63
         Changes in assets and liabilities
            Decrease in prepaid rent                           --              5,000
            Increase in accounts payable                       --              1,744
            Decrease in accounts payable, related party     (20,000)            --
            Decrease in payroll taxes payable                  --               (200)
            Decrease in sales tax payable                      (316)            --
            Decrease in income taxes payable                   (523)            --
                                                           --------         --------

    NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES     (16,516)             486
                                                           --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES
    Advances to officer/stockholder                         (33,432)            --
    Repayments from officer/stockholder                      23,293             --
                                                           --------         --------

    NET CASH USED IN INVESTING ACTIVITIES                   (10,139)            --
                                                           --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from line of credit                             26,500             --
    Payments on line of credit                              (26,500)            --
                                                           --------         --------

    NET CASH PROVIDED BY FINANCING ACTIVITIES                  --               --
                                                           --------         --------

NET INCREASE (DECREASE) IN CASH                             (26,655)             486

CASH - BEGINNING                                             27,488             --
                                                           --------         --------
CASH - ENDING                                              $    833         $    486
                                                           ========         ========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for:
         Interest                                          $    334         $      7
                                                           ========         ========
         Income taxes                                      $    512         $   --
                                                           ========         ========


                See accompanying notes and accountant's review report.

                                        5

                                    JRE INC.
                                   FORM 10QSB
                           QUARTER ENDED JULY 31, 2002
                          Notes to Financial Statements
                                   (Unaudited)



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

Note 3 - Related Party Transactions

The Company has made cash advances to the president of the Company totaling $10,139 as of July 31, 2002. The president has indicated his intentions to repay the loan without interest before October 31, 2002.

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


Results of Operation

The management of JRE Inc. does not feel it can give a meaningful analysis to investors for the changes in sales, cost of goods sold, selling and administrative expenses and interest income/expenses. JRE Inc. predecessor, J. Espo's Inc., revenues, expenses, and cost of goods sold were not kept for each individual division of the corporation thus making it impossible for us to give a meaningful discussion and analysis that could be understood by the investor for the year-end and interim period. JRE Inc. results for the nine months ending July 31, 2002 were revenues of $9,585 with selling and administrative expenses of $5,188. The corporation had interest income of $72 and interest expense of $334. JRE Inc. reported a net income for the nine months ending July 31, 2002 of $4,135.

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

99.1     Certification

                                   Signatures

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    JRE Inc.
                                  (Registrant)

September 12, 2002
                                By: /s/  Jeffrey R Esposito
                                    --------------------------------------------
                                         Jeffrey R Esposito, President, Director