Form 10KSB
period 2002-10-31
JRE INC
filed 2003-01-21
CIK 1163967

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 2002

                TRANSITON REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO __________
                       COMMISSION FILE NUMBER ____________

                                    JRE INC.
                  --------------------------------------------
                 (Name of Small Business Issuer in its charter)

            NEW YORK                                         11-3579470
            --------                                         ----------
   (State or other jurisdiction                         (I.R.S. Employer ID No.)
   of incorporation or organization)

   57 Main Street, East Hampton, New York                          11937
   --------------------------------------                          -----
   (Address of principle executive offices)                      (Zip Code)

   Issuers telephone number   (631)   329-7372


   Securities to be registered pursuant to Section 12 (g) of the Act:


                COMMON                                    NONE
                ------                                    ----
         (Title of each class)                  (Name of each exchange on
                                                     which registered)

                                     PART I

Item 1. Description of Business

JRE Inc., was formed as a New York Corporation on November 30, 2000 and operates under the trade name of Espo's Surf & Sport. The corporation has 600 square feet of office space at 57 Main Street, East Hampton, NY and internet space which offers it's products at WWW.ESPOS.NET. The company web page became fully operational January 2000. This web page, was operated by JRE Inc., predecessor J. Espo's Inc. from January 2000 until June 7, 2001 when JRE started to operate the web site. The company web page generates commission revenues on its products that it sells retail and wholesale. JRE Inc.
derives its revenues by selling products supplied by third party suppliers. We do not have any agreement with any of these suppliers. The corporation does not warehouse its inventory, but works as an agent for the third party suppliers. The company marks up its retail products on an average 100% markup and sells its wholesale products on a 15% markup. The 100% and 15% markup are the commissions from third party sellers. This is how JRE derives its revenue. JRE
Inc., derives its income from commission on sales of goods and does not purchase inventory and then resell goods. JRE Inc. predecessor J. Espo's Inc.
operated the web page espos.net for three years prior to the spin-off. J. Espo's Inc. does not conduct any aspect of JRE Inc. business. JRE Inc.
operates the web page WWW.ESPOS.NET, which offers a full line of men's, women's and children's clothing, swimwear and accessories to complement the lifestyle clothing related to the action sports athlete. The company offers various outerwear to be used as functional gear for the various action sports, surfing, skateboarding and snow skiing. Along with the outerwear, JRE Inc. also offers a complete line of hard goods and gear related to the action sports, surfing, skateboarding, water skiing, wakeboarding, rollerblading, mountain biking, snowboarding and snow skiing. JRE Inc. uses third-party suppliers for the products we sell. The specific suppliers for men's clothing, swimwear and surf gear are Quicksilver, Billabong, and O'Neill. The main suppliers for women's clothing, swimwear and accessories are Roxy, O'Neill and Rusty. These are the primary sources of our apparel and sports gear. The main supplier of our beach and novelty items is Sun and Fun.

JRE Inc. and its predecessors have not had filings of any bankruptcies, receiverships or similar proceedings. JRE Inc. acquired the assets of its predecessor, J. Espo's Inc. for a one-for-one common stock dividend distribution to the shareholders of record of J. Espo's Inc. on December 18, 2000.

There are approximately 5,000 sites on the web that offer the related products that we sell. We rank ourselves within the top 10% in the industry; we rank ourselves within the top 10% in the industry based on web design, product selection and services that we offer. We are not in the top 10% for revenues and income. The dominant sites in the industry are: swell.com and blue torch.com. Our competitive advantage is our relationship with our suppliers and customers, which existed prior to the Internet business revolution. The internet market for the sale of action sporting goods has increased substantially over the past three years. Surf Expo, which is the largest trade show in the surf industry, has indicated that the action sports goods sold on the internet has increased every year for the past three years. These facts have been indicated in their trade publication, "Surf Expo Publication Magazine", which is distributed at the trade show annually. JRE Inc. predecessor J. Espo's Inc, had an established base of loyal customers who shop online. JRE Inc. has maintained these loyal customers from its predecessor J. Espo's Inc. The company considers any customer who has shopped at the web site within the past year as a loyal customer. The company's competitive advantage over its competition is its knowledgeable customer support and marketing tactics that has enables the company to have a competitive edge in the business. The corporation's very low operating costs have enables the company to remain profitable, while most of its competitors have shown substantial losses. The consumer for this product continues to demand their products from a company that is directly involved in the action sports industry. JRE Inc. will have this competitive edge because its employees participate in the action sports events and are involved in the lifestyle that encompasses the company's products. This low cost marketing has been very successful and has a direct impact on the consumer in which larger corporations have large marketing expenses in which to portray this image. JRE Inc., in this very competitive industry has a unique marketing image that enables it to excel over its competitors.

There is no expectation of any publicly announced new product or service. Product sources and availability are derived from major wholesalers such as Quicksilver, O'Neill, Rusty, Billabong, Roxy and to a lesser extent Sun and Fun. We do not have any customers that account for more than 10% of our revenues. There is no need for any governmental approval of principal products or services. There are no franchising rights, no existing or probable governmental regulations on the business and no costs and effects of compliance with environmental laws. There are no patents, trademarks, licenses, concessions, royalty agreements or labor contracts. During the past two years no time has been expended on research and development activities or costs of such activities borne directly by customers.

JRE Inc. has one (1) full time employee


Item 2. Description of Property

The company has 600 square feet of office space at 57 Main Street, East Hampton, New York.

JRE Inc. does not invest in any real estate, interests in real estate, investments in real estate mortgages and/or securities of or interests in persons primarily engaged in real estate activities.

JRE Inc. leases 600 square feet of basement office only space at 57 Main Street, East Hampton, New York. The office space is leased from Old Barn Development Corp at an annual rate of $5,000 for the year ending December 31, 2002 and an annual rate of $6,000 for the years 2003, 2004 and 2005. There are no plans for renovation, improvement or development of the leased office space. There are no competitive conditions to which the property is subject. It is the opinion of management that the property is sufficiently covered by insurance.


Item 3. Legal Proceedings

JRE does not currently have any legal proceedings against the company nor is it involved in any legal proceedings.


Item 4. Submission of Matters to a Vote of Security Holders

There were no meetings during the 4th Quarter of the fiscal year.



                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Currently there is no market or dividend for the common equities of the company. The company plans to file a 15C-211 with the NASD in the near future to have the company's common shares trade Over the Counter.

Pursuant to Rule 144 of the Securities Act, on December 18, 2002 all the outstanding common stock totaling 4,960,250 shares are eligible to be sold by the security holders. Pursuant to Rule 144 of the Securities Act, 748,542 shares could be sold in the first 90 days. One percent of the outstanding balance of security holders share balance can be sold in subsequent 90 days period.

JRE Inc. does not plan to propose to offer any common stock in a public offering or pursuant to an employee benefit package. The approximate number of holders of common stock for JRE Inc. is 43 shareholders.

JRE Inc. has not issued any cash dividend declaration on each class of common equity for the last two fiscal years. There are no restrictions that limit the ability to pay dividends on common equity or that are likely to do so in the future.

JRE did not have any securities authorized for issuance under equity compensation plans.


Item 6. Management's Discussion and Analysis or Plan of Operation

JRE Inc. for the year ending October 31, 2002 had revenues of $12, 998, which was a 220% decrease over the year ending October 31, 2001 when the Company reported revenues of $38,575. Management attributes this decrease based on consumer spending which decreased from 2001 to 2002 years end. JRE Inc.
year ending October 31, 2002 had selling and administrative expenses of $11,154, which is 85% of revenues for the year ending 2002 versus selling and administrative expenses of $36,481, or 94% of revenue for the year ending October 31, 2001. JRE Inc. for the year ending October 31, 2002 had a net income of $1,074 a 48% decrease over the net income for the year ending October 31, 2001, of $1,583. Management attributes the decrease in the net income to consumer spending trends which decreased from 2001 to 2002.

JRE Inc. operates the web page www.espos.net, which offers a full line of men's, women's and children's clothing, swimwear and accessories to compliment the lifestyle clothing related to the action sports athlete. The company offers various outerwear to be used as functional gear for the various action sports, surfing, skateboarding, water skiing, wakeboarding, rollerblading, mountain biking, snowboarding and snow skiing. Along with the outerwear, JRE Inc.
also offers a complete line of hard gear; hard gear refers to a equipment used while playing an action sport (ie: surfboarding), and gear related to the action sports, surfing, skateboarding, water skiing, wakeboarding, rollerblading, mountain biking and snowboarding.

JRE Inc. has a $25,000 line of credit with Bridgehampton National Bank. The line of credit is for $25,000 and maturity is on June 5, 2003. JRE Inc.
pays 1% over the prime rate as published in the Wall Street Journal. The balance at the end of the fiscal year was $18,000.

The company does not know of any trends, events, or uncertainties that have or are reasonably likely to have material impact on the corporation's short-term or long term liquidity and net sales or revenues from continuing operations.

Item 7. Financial Statements

The audited financial statements, together with the independent accountant's report thereon of Stewart H. Benjamin CPA, P.C. appears herein. See financial statements attached to this report.


Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

JRE Inc. accountant Stewart H. Benjamin CPA, P.C. of 27 Shelter Hill Road, Plainview, New York 11803 has been the accountant since the inception of the corporation. The company and accountant have not had any changes or disagreements with the accounting procedures and do not anticipate any changes.


                                    PART 111


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

   Persons Name               Age         Term              Title
   ------------               ---         ----              -----

   Jeffrey R. Esposito        37          1 Year            President & Director

   Kenneth C. Dollman, Esq.   52          1 Year            Secretary & Director

   Joel Esposito              34          1 Year            Director

Jeffrey R. Esposito, President & Director and Joel Esposito, Director are brothers.

Jeffrey R. Esposito is the founder and president of JRE Inc. He has a degree in International Economics and was a scholastic athlete. He played soccer at SUNY Plattsburgh. Mr. Esposito is an avid outdoorsman and world traveler. He oversees all the development of the internet web design and sales operations. His diversified skills make him a key man in the expansion of the corporation. Jeffrey R. Esposito has run the retail and wholesale operation for the past 10 years for JRE Inc and its predecessors.

Kenneth C. Dollman, Esq. is Secretary and Director of the company and serves as general counsel. Mr. Dolman handles all contracts and legal affairs of the company. His expertise is in corporate law. Kenneth C. Dollman has operated his own law office for the past 20 years.

Joel Esposito is Director of the company and his diversified skills in the construction, layout and design of seasonal stores play an important role in the expansion of the company. Joel Esposito has worked in the electric and construction field for the past 5 years.

The above three directors hold directorships in Sun & Surf Inc.

There are no significant employees other than the executive officer who is expected to make a significant contribution to the business.

Jeffrey R. Esposito, Kenneth C. Dollman Esq. and Joel Esposito affirm that during the past five years there is no material such as bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time. There have not been any criminal convictions in a criminal proceeding or being subject to a criminal proceeding (excluding traffic violations and other minor offenses). Neither party being subject to any order, judgment, or decree not subsequently reversed, suspended or vacated of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending, or otherwise limiting his involvement in any type of business, securities or banking activities. Furthermore, neither party being found by a court of competent jurisdiction (in a civil action), the Commission, or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.


Item 10. Executive Compensation

The following table is a summary of annual compensation paid to the Company's executives during the two fiscal years ended October 31, 2002 and October 31, 2001.

Name & Principal Position 10/31/02       Year     Salary     Bonus    Other Comp
----------------------------------       ----     ------     -----    ----------

Jeffrey R. Esposito                      2002      -0-        -0-         -0-
President & Director                     2001      -0-        -0-        $100(1)

Kenneth C. Dollman Esq.                  2002      -0-        -0-         -0-
Secretary & Director                     2001      -0-        -0-        $100(1)

Joel Esposito                            2002      -0-        -0-         -0-
Director                                 2001      -0-        -0-        $50(1)

(1) 50,000 shares for each officer and 50,000 shares for each director for services rendered. At a par value when issued at $.001 per share.

Item 11. Security Ownership of Certain Beneficial owners and Management and Related Stockholder Matters

The following table set forth as of October 31, 2002, information regarding the beneficial ownership of shares of Common Stock by each person known to us by to own five percent or more of the outstanding shares of Common Stock, by each of our Officers, by each of our directors and by our Officers and Directors as a group. On October 31, 2002 there were 4,960,250 shares issued and outstanding of record.





Name and Address of                         Shares of         Percentage as of
Beneficial Owners                           Common Stock      October 31, 2002
-----------------                           ------------      ----------------

Jeffrey R. Esposito                           4,040,250             81.5%
63 Halsey Street
Southampton, New York 11968

Kenneth C. Dollman Esq.                         160,000              3.2%
3 Aspen Street
Port Jefferson Station, New York  11776

Joel Esposito                                    54,000              1.1%
39 Eastview Road
Lake Ronkonkoma, New York 11779

Directors & Officers as a Group               4,254,250             85.8%


Item 12. Certain Relationships and Related Transactions

Jeffrey R. Esposito is 50% owner of and President of Old Barn Development Corp., which owns the property that JRE Inc. leases its office space. The note payable to Bridgehampton National Bank is personally guaranteed by, Jeffrey R. Esposito, President and Director. JRE Inc.'s only promoter is, Jeffrey R. Esposito, President of JRE Inc.


Item 13. Exhibits and Reports on Form 8-K

Exhibit Number           Description
--------------           -----------

    99.1          Certification

                               STEWART H. BENJAMIN
                        CERTIFIED PUBLIC ACCOUNTANT, P.C.
                              27 SHELTER HILL ROAD
                               PLAINVIEW, NY 11803

                            TELEPHONE: (516) 933-9781
                            FACSIMILE: (516) 827-1203



                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders
JRE Inc.
East Hampton, New York

I have audited the accompanying balance sheet of JRE Inc. as of October 31, 2002 and 2001, and the related statements of income, stockholders' equity, and cash flows for the year ended October 31, 2002 and the period November 30, 2000 (Inception) to October 31, 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JRE Inc. as of October 31, 2002 and 2001, and the results of its operations and cash flows for the year ended October 31, 2002 and the period November 30, 2000 (Inception) to October 31, 2001, in conformity with generally accepted accounting principles.




STEWART H. BENJAMIN
CERTIFIED PUBLIC ACCOUNTANT, P.C.

Plainview, New York

December 27, 2002

                                     JRE INC.
                                  BALANCE SHEETS
                             October 31, 2002 and 2001


                                      ASSETS
                                      ------

                                                                    2002      2001
                                                                 -------   -------

Current assets
    Cash                                                         $ 1,399   $27,488
    Due from officer/stockholder                                  25,389      --
                                                                 -------   -------

Total current assets                                              26,788    27,488

Property and equipment, net                                          902     1,503
                                                                 -------   -------

Total assets                                                     $27,690   $28,991
                                                                 =======   =======


                       LIABILITIES AND STOCKHOLDERS' EQUITY
                       ------------------------------------

Current liabilities
    Accounts payable, related party                              $  --     $20,000
    Accrued expenses                                                 113      --
    Note payable                                                  18,000      --
    Sales tax payable                                               --         316
    Income taxes payable                                             351       523
                                                                 -------   -------

Total current liabilities                                         18,464    20,839
                                                                 -------   -------

Stockholders' equity
    Common stock, $.001 par value, 100,000,000 shares
        authorized and 4,960,250 shares issued and outstanding     4,960     4,960
    Additional paid-in capital                                     1,609     1,609
    Retained earnings                                              2,657     1,583
                                                                 -------   -------

Total stockholders' equity                                         9,226     8,152
                                                                 -------   -------

Total liabilities and stockholders' equity                       $27,690   $28,991
                                                                 =======   =======


     The accompanying notes are an integral part of the financial statements.

                                        F-2

                                    JRE INC.
                            STATEMENTS OF OPERATIONS



                                                                  Nov. 30, 2000
                                                  Year Ended     (Inception) to
                                                  October 31,      October 31,
                                                     2002             2001
                                                  -----------      -----------

Revenue
    Commission income                             $    12,998      $    38,575

Selling and administrative expenses                    11,154           36,481
                                                  -----------      -----------

Income (loss) from operations                           1,844            2,094
                                                  -----------      -----------

Other income (expense)
    Interest income                                        73               12
    Interest expense                                     (492)            --
                                                  -----------      -----------

Total other income (expense)                             (419)              12
                                                  -----------      -----------

Income before income taxes                              1,425            2,106

Income taxes                                              351              523
                                                  -----------      -----------

Net income                                        $     1,074      $     1,583
                                                  ===========      ===========

Net income per common share                       $       .00      $       .00
                                                  ===========      ===========

Weighted average common shares outstanding          4,960,250        2,311,662
                                                  ===========      ===========


    The accompanying notes are an integral part of the financial statements.



                                         JRE INC.
                       STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
             For the Period November 30, 2000 (Inception) to October 31, 2002



                                             Common Stock         Additional
                                        -----------------------     Paid-in     Retained
                                          Shares       Amount       Capital     Earnings
                                        ----------   ----------   ----------   ----------

Balances, November 30, 2000                   --     $     --     $     --     $     --

    Common stock acquired as a result
      of spin-off from J. Espo's Inc.    4,710,250        4,710        1,609         --

    Common stock issued for services,
      valued at $.001 per share            250,000          250         --           --

    Net income                                                                      1,583
                                        ----------   ----------   ----------   ----------

Balances, October 31, 2001               4,960,250        4,960        1,609        1,583

    Net income                                                                      1,074
                                        ----------   ----------   ----------   ----------

Balances, October 31, 2002               4,960,250   $    4,960   $    1,609   $    2,657
                                        ==========   ==========   ==========   ==========


         The accompanying notes are an integral part of the financial statements.

                                           F-4



                                    JRE INC.
                            STATEMENTS OF CASH FLOWS



                                                                                     Nov. 30, 2000
                                                                     Year Ended     (Inception) to
                                                                     October 31,     October 31,
                                                                         2002            2001
                                                                     ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                       $      1,074    $      1,583
    Adjustments to reconcile net income to net
         cash provided by (used in) operating activities
         Depreciation                                                         601             157
         Common stock issued for services                                    --               250
         Expenses advanced by officer/stockholder                           5,000            --
         Changes in assets and liabilities
            Decrease in prepaid expenses                                     --             5,000
            Increase (Decrease) in accounts payable, related party        (20,000)         20,000
            Increase in accrued expenses                                      113            --
            Decrease in payroll taxes payable                                --              (341)
            Increase (Decrease) in sales tax payable                         (316)            316
            Increase (Decrease) in income taxes payable                      (172)            523
                                                                     ------------    ------------

    NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                   (13,700)         27,488
                                                                     ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Advances to officer/stockholder                                       (53,682)           --
    Repayments from officer/stockholder                                    23,293            --
                                                                     ------------    ------------

    NET CASH USED IN INVESTING ACTIVITIES                                 (30,389)           --
                                                                     ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from line of credit                                           53,500           2,000
    Payments on line of credit                                            (35,500)         (2,000)
                                                                     ------------    ------------

    NET CASH PROVIDED BY FINANCING ACTIVITIES                              18,000            --
                                                                     ------------    ------------

NET INCREASE (DECREASE) IN CASH                                           (26,089)         27,488

CASH - BEGINNING                                                           27,488            --
                                                                     ------------    ------------

CASH - ENDING                                                        $      1,399    $     27,488
                                                                     ============    ============


             The accompanying notes are an integral part of the financial statements.

                                               F-5

                                    JRE INC.
                          Notes to Financial Statements


Note 1 - Basis of Presentation

Organization and Nature of Operations
-------------------------------------

The financial statements presented are those of JRE Inc. ("the Company"). The Company was incorporated under the laws of the State of New York on November 30, 2000. The Company's business activities involve retail and wholesale sales of beach and surfing related apparel, sporting goods and accessories. Sales are transacted primarily through the internet. Merchandise available for sale is held on consignment from a related company. Prior to June 7, 2001, the Company was inactive. On June 7, 2001, the Company acquired a small portion of the business operations net assets of J. Espo's Inc. (J. Espo's), whereby J. Espo's distributed all of the outstanding shares of common stock of the Company as a dividend to J. Espo's stockholders (the "Spinoff"). The distribution resulted in the issuance of one share of the Company's common stock for each share of J. Espo's common stock held of record as of December 18, 2000. The Company and J. Espo's have entered into an agreement with respect to the separation of the companies and to provide mechanisms for an orderly transition following the Spinoff. The Spinoff was accomplished through a distribution agreement which defined the assets that were contributed to the Company and the liabilities that were assumed by the Company.

Post-Spinoff Financial Information
----------------------------------

Financial data included in the accompanying financial statements, for the period subsequent to the Spinoff, have been prepared on a basis that reflects the historical value of the assets, liabilities, and operations of the business that was contributed to the Company by J. Espo's.

Effective with the Spinoff on June 7, 2001, the assets contributed to the Company and the liabilities assumed by the Company included prepaid expenses of $5,000, fixed assets of $1,660, and short-term debt of $341.

Note 2 - Summary of Significant Accounting Policies

Fiscal Year
-----------

The Company has elected October 31 as the end of its fiscal year.

Use of Estimates in the Preparation of Financial Statements
-----------------------------------------------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reporting amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

                                    JRE INC.
                          Notes to Financial Statements


Cash and Cash Equivalents
-------------------------

For purposes of reporting cash flows, cash and cash equivalents include checking and money market accounts and any highly liquid debt instruments purchased with a maturity of three months or less.

Property and equipment and depreciation
---------------------------------------

Property and equipment are stated at cost. Depreciation for both financial reporting and income tax purposes is computed using combinations of the straight line and accelerated methods over the estimated lives of the respective assets. Maintenance and repairs are charged to expense when incurred. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and any gain or loss is credited or charged to income. Property and equipment consists of office equipment totaling $1,879. Depreciation expense for the year ended October 31, 2002 and the period ended October 31, 2001 amounted to $601 and $157, respectively.

Revenue Recognition
-------------------

The Company's revenue is recorded at the point of sale of merchandise held on consignment. Proceeds from sales are remitted to the supplier less commissions immediately after the sale. Commission revenue is presented in the statement of income when sales proceeds net of commissions are remitted to the supplier.

Income Taxes
------------

The Company uses Statement of Financial Accounting Standards No. 109 "Accounting For Income Taxes" (SFAS No. 109) - in reporting deferred income taxes. SFAS No. 109 requires a company to recognize deferred tax liabilities and assets for the expected future income tax consequences of events that have been recognized in the company's financial statements. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial carrying amounts and the tax bases of assets and liabilities using the enacted tax rates in effect in the years in which the temporary differences are expected to reverse.

Net Income Per Common Share
---------------------------

Net income per common share is computed by dividing the net income by the weighted average shares outstanding during the year.

Note 3 - Common Stock Transactions

The distribution of common stock from J. Espo's resulted in the issuance of one share of the Company's common stock for each share of J. Espo's common stock held of record as of December 18, 2000, amounting to 4,710,250 shares. Pursuant to a resolution adopted by the board of directors on December 7, 2000, the

                                    JRE INC.
                          Notes to Financial Statements


Note 3 - Common Stock Transactions (Continued)

Company issued 250,000 shares of common stock to officers and directors for services, valued at $.001 per share.

Dividends may be paid on outstanding shares as declared by the Board of Directors. Each share of common stock is entitled to one vote.

Note 4 - Income Taxes

The components of income tax expense charged to operations were:

                                                                  Nov. 30, 2000
                                                 Year Ended      (Inception) to
                                                 October 31,       October 31,
                                                   2002               2001
                                                 -----------      -------------

     Federal income tax                            $189               $293
     New York State Franchise tax                   169                230
                                                   ----               ----
                                                   $351               $523
                                                   ====               ====

Note 5 -Commitments and Contingencies

Line of Credit
--------------

The Company has a bank line of credit with Bridgehampton National Bank that provides short-term borrowings up to $25,000. Interest on advances is payable monthly at two percent over the prime rate. The note payable to the bank is collateralized by cash deposits, inventories and equipment, and is guaranteed by an officer/stockholder of the Company. The outstanding balance on the bank line of credit was $18,000 and $0 as of October 31, 2002 and 2001, respectively. Interest expense charged to operations with respect to the bank line of credit was $492 and $7 for the year ended October 31, 2002 and period ended October 31, 2001, respectively.

Lease Commitment
----------------

The Company has entered into a non-cancelable operating lease for office space that commenced January 1, 2002 and expires on December 31, 2002. Management has indicated its intentions to renew the lease for a five-year period beginning on January 1, 2003. The lease provides for monthly rent of $500. Future minimum annual rent payments under the lease for the years ending October 31 are as follows:

                2003                                          6,000
                2004                                          6,000
                2005                                          6,000
                2006                                          6,000
                                                          ---------
                                                          $  24,000
                                                          =========

                                    JRE INC.
                          Notes to Financial Statements


Note 5 - Commitments and Contingencies (Continued)

Rent expense of $5,000 and $22,300 was charged to operations for the year ended October 31, 2002 and period ended October 31, 2001, respectively.

Note 6 - Supplemental Disclosures for Statement of Cash Flows

                                                            Nov. 30, 2000
                                         Year Ended         (Inception) to
                                         October 31,          October 31,
                                            2002                 2001
                                         -----------        --------------
Cash paid for:
      Interest                              $   379            $    7
                                            =======            ======
      Income taxes                          $   512            $   --
                                            =======            ====

Schedule of Noncash Investing and Financing Transactions:

The Company acquired a small portion of the net assets of J. Espo's Inc. pursuant to the Spinoff, discussed in Note 1. In conjunction with the Spinoff, assets were acquired and liabilities were assumed as follows:

     Fair value of assets acquired                       $6,660
     Liabilities assumed                                    341
                                                         ------
     Common stock acquired                               $6,319
                                                         ======

Note 7 - Related Party Transactions

The Company has entered into a non-cancelable operating lease for office space located in Easthampton, New York from a corporation that is controlled by the Company's president and principal stockholder. The lease requires monthly payments of $500, and the Company is responsible for all insurance and utilities.

Merchandise sold is held on consignment from a related company. The consigned goods are included in the inventory of the related company.

The Company has made cash advances to the president of the Company totaling $25,389 as of October 31, 2002. The president has indicated his intentions to repay the loan without interest prior to April 30, 2003.

                                   Signatures

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            JRE Inc.
                                            (Registrant)

January 21, 2003

                                            By:  /s/  Jeffrey R Esposito
                                               --------------------------------
                                                      Jeffrey R Esposito
                                                      President, Director