Form 10QSB
period 2003-01-31
JRE INC
filed 2003-03-07
CIK 1163967

United State
                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                   Form 10-QSB


(Mark One)

(X) Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended January 31, 2003.

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


                               STEWART H. BENJAMIN
                        CERTIFIED PUBLIC ACCOUNTANT, P.C.
                              27 SHELTER HILL ROAD
                               PLAINVIEW, NY 11803

                            TELEPHONE: (516) 933-9781
                            FACSIMILE: (516) 827-1203



                         INDEPENDENT ACCOUNTANT'S REPORT
                         -------------------------------



To the Board of Directors and Stockholders
JRE Inc.
East Hampton, New York

I have reviewed the accompanying balance sheet of JRE Inc. as of January 31, 2003, and the related statements of operations, stockholders' equity and cash flows, for the three months ended January 31, 2003 and 2002. These financial statements are the responsibility of the company's management.

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



/s/ STEWART H. BENJAMIN
-----------------------
STEWART H. BENJAMIN
CERTIFIED PUBLIC ACCOUNTANT, P.C.

Plainview, New York

March 5, 2003


                                       JRE INC.
                                    BALANCE SHEETS


                                        ASSETS
                                        ------


                                                                 January 31,  October 31,
                                                                    2003         2002
                                                                 (Unaudited)  (Audited)
                                                                   -------     -------
Current assets
    Cash                                                           $   500     $ 1,399
    Due from officer/stockholder                                    25,389      25,389
                                                                   -------     -------

Total current assets                                                25,889      26,788

Property and equipment, net                                            812         902
                                                                   -------     -------

Total assets                                                       $26,701     $27,690
                                                                   =======     =======


                         LIABILITIES AND STOCKHOLDERS' EQUITY
                         ------------------------------------

Current liabilities
    Note payable                                                   $18,000     $18,000
    Accrued expenses                                                 1,983         113
    Income taxes payable                                              --           351
                                                                   -------     -------

Total current liabilities                                           19,983      18,464
                                                                   -------     -------

Stockholders' equity
    Common stock, $.001 par value, 100,000,000 shares
        authorized and 4,960,250 shares issued and outstanding       4,960       4,960
    Additional paid-in capital                                       1,609       1,609
    Retained earnings                                                  149       2,657
                                                                   -------     -------

Total stockholders' equity                                           6,718       9,226
                                                                   -------     -------

Total liabilities and stockholders' equity                         $26,701     $27,690
                                                                   =======     =======


                See accompanying notes and accountant's review report.


                                    JRE INC.
                            STATEMENTS OF OPERATIONS


                                                       Three            Three
                                                    Months Ended     Months Ended
                                                    January 31,      January 31,
                                                        2003             2002
                                                    -----------      -----------

Revenue
    Commission income                               $     1,381      $     6,711

Selling and administrative expenses                       3,567            3,163
                                                    -----------      -----------

Income (loss) from operations                            (2,186)           3,548
                                                    -----------      -----------

Other income (expense)
    Interest income                                        --                 57
    Interest expense                                       (322)            --
                                                    -----------      -----------

Total other income (expense)                               (322)              57
                                                    -----------      -----------

Net income (loss)                                   $    (2,508)     $     3,605
                                                    ===========      ===========

Net income (loss) per common share                  $      (.00)     $       .00
                                                    ===========      ===========

Weighted average common shares outstanding            4,960,250        4,960,250
                                                    ===========      ===========



             See accompanying notes and accountant's review report.


                                          JRE INC.
                                  STATEMENTS OF CASH FLOWS


                                                                  Three             Three
                                                               Months Ended      Months Ended
                                                                January 31,       January 31,
                                                                   2003              2002
                                                                 --------          --------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                            $ (2,508)         $  3,605
    Adjustments to reconcile net income (loss) to net
         cash used in operating activities
         Depreciation                                                  90                63
         Changes in assets and liabilities
            Decrease in accounts payable, related party              --             (20,000)
            Increase in accrued expenses                            1,870             1,000
            Decrease in sales tax payable                            --                (113)
            Decrease in income taxes payable                         (351)             (523)
                                                                 --------          --------

    NET CASH PROVIDED USED IN OPERATING ACTIVITIES                   (899)          (15,968)
                                                                 --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES
    Advances to officer/stockholder                                  --              (6,800)
    Repayments from officer/stockholder                              --                 293
                                                                 --------          --------

    NET CASH USED IN INVESTING ACTIVITIES                            --              (6,507)
                                                                 --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from line of credit                                     --                 500
    Payments on line of credit                                       --                --
                                                                 --------          --------

    NET CASH PROVIDED BY FINANCING ACTIVITIES                        --                 500
                                                                 --------          --------

NET DECREASE IN CASH                                                 (899)          (21,975)

CASH - BEGINNING                                                    1,399            27,488
                                                                 --------          --------

CASH - ENDING                                                    $    500          $  5,513
                                                                 ========          ========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash paid during the period for:
         Interest                                                $    326          $   --
                                                                 ========          ========
         Income taxes                                            $    351          $    512
                                                                 ========          ========


                See accompanying notes and accountant's review report.


                                         JRE INC.
                       STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
             For the Period November 30, 2000 (Inception) to January 31, 2003




                                              Common Stock         Additional
                                        ------------------------    Paid-in      Retained
                                          Shares        Amount      Capital      Earnings
                                        ----------    ----------   ----------   ----------

Balances, November 30, 2000                   --      $     --     $     --     $     --

    Common stock acquired as a result
      of spin-off from J. Espo's Inc.    4,710,250         4,710        1,609         --

    Common stock issued for services,
      valued at $.001 per share            250,000           250         --           --

    Net income                                                                       1,583
                                        ----------    ----------   ----------   ----------

Balances, October 31, 2001               4,960,250         4,960        1,609        1,583

    Net income                                                                       1,074
                                        ----------    ----------   ----------   ----------

Balances, October 31, 2002               4,960,250         4,960        1,609        2,657

    Net loss for the period                                                         (2,508)
                                        ----------    ----------   ----------   ----------

Balances, January 31, 2003               4,960,250    $    4,960   $    1,609   $      149
                                        ==========    ==========   ==========   ==========





                  See accompanying notes and accountant's review report.

                                             5

                                    JRE INC.
                                   FORM 10QSB
                         QUARTER ENDED JANUARY 31, 2003
                          Notes to Financial Statements
                                   (Unaudited)


Note 1 - Condensed Financial Statements

Basis of Presentation
---------------------

The accompanying interim unaudited financial statements include the accounts of JRE Inc., which is hereafter referred to as (the "Company").

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, such interim statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and the results of operations and cash flows for the interim period presented. The results of operations for the interim period are not necessarily indicative of the results to be expected for the year ending October 31, 2003. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company's report on Form 10-SB for the year ended October 31, 2002.

Note 2 - Net Income (Loss) Per Common Share

Net income (loss) per common share is computed by dividing the net income (loss) by the weighted average shares outstanding during the period.

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


Results of Operation

JRE Inc. for the three months ended January 31, 2003 had revenues of $1,381, which was a 485% decrease over the three months ended January 31, 2002 when the company reported revenues of $6,711. JRE Inc. for the three months ended January 31, 2003 had reported selling and administrative expenses of $3,567 or 258% of revenues, verses selling and administrative expenses for the three months ending January 31, 2002 of $3,163 or 47% of revenues. The company reported interest expense of $322 for the three months ended January 31, 2003 verses interest income of $57 for the three months ending January 31, 2002. JRE Inc. reported a net loss of $2,508 for the three months ended January 31, 2003, a decrease over the net income of $3,605 the company reported for the three months ending January 31, 2002. Management contributes the decrease in revenues and income to the slowing of the overall economy, the decrease in retail and wholesale demand for its products, this holiday season and the unusual cold weather.

Future Business

The company has expanded its web page, www.espos.net by adding new products it offers on its web page. The company plans to expand its web page further with other new products for the spring and summer 2003 season. Jeffrey R. Esposito, the President of JRE Inc. will be handling the web page expansion.

Liquidity and Capital Resources

JRE Inc. current expenses can be supported by existing revenues. The company also has a line of credit with Bridgehampton National Bank for $25,000.00 of which $7,000 is available to the company for cash flow needs. The company does not known of any trends, events or uncertainties that have or are reasonably likely to have a material impact on the companies short-term, long-term liquidity or net sales or revenues or income from continuing operations. JRE does not see any material commitments for capital expenditure and any significant elements of income or loss to arise from continuing operations.

The company does not plan to sell any equity securities in the foreseeable future.


                           Part II--Other Information

Item 1.   Legal Proceedings   (None)

Item 2.   Change in Securities   (None)

Item 3.   Defaults Upon Senior Securities   (None)

Item 4.   Submission of Matters to Vote of Security Holders

          On December 19, 2002, at the Annual Meeting of Shareholders of the company, the shareholders elected as directors of the Company for the terms of one year, the following individuals Jeffrey R. Esposito, Joel Esposito and Kenneth C. Dollmann, unanimous vote for each director of 4,850,650 shares for and 0 shares against.

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

                                    JRE Inc.
                                  (Registrant)

March 6, 2003
                                By: /s/  Jeffrey R Esposito
                                --------------------------------------------
                                Jeffrey R Esposito, President, Director