Form 10QSB
period 2003-04-30
JRE INC
filed 2003-06-13
CIK 1163967

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                   Form 10-QSB


(Mark One)

(X) Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 30, 2003.

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

                               STEWART H. BENJAMIN
                        CERTIFIED PUBLIC ACCOUNTANT, P.C.
                              27 SHELTER HILL ROAD
                               PLAINVIEW, NY 11803

                            TELEPHONE: (516) 933-9781
                            FACSIMILE: (516) 827-1203



                         INDEPENDENT ACCOUNTANT'S REPORT
                         -------------------------------



To the Board of Directors and Stockholders
JRE Inc.
East Hampton, New York

I have reviewed the accompanying balance sheet of JRE Inc. as of April 30, 2003, and the related statements of operations, stockholders' equity and cash flows, for the six months ended April 30, 2003 and 2002. These financial statements are the responsibility of the company's management.

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



/s/ STEWART H. BENJAMIN
-----------------------
STEWART H. BENJAMIN
CERTIFIED PUBLIC ACCOUNTANT, P.C.

Plainview, New York

June 4, 2003


                                           JRE INC.
                                        BALANCE SHEETS


                                            ASSETS
                                            ------

                                                                       April 30,      October 31,
                                                                         2003            2002
                                                                      (Unaudited)      (Audited)
                                                                        -------         -------
Current assets
    Cash                                                                $   740         $ 1,399
    Due from officer/stockholder                                         25,389          25,389
                                                                        -------         -------

Total current assets                                                     26,129          26,788

Property and equipment, net                                                 722             902
                                                                        -------         -------

Total assets                                                            $26,851         $27,690
                                                                        =======         =======


                             LIABILITIES AND STOCKHOLDERS' EQUITY
                             ------------------------------------

Current liabilities
    Note payable                                                        $18,000         $18,000
    Accrued expenses                                                        105             113
    Income taxes payable                                                   --               351
                                                                        -------         -------

Total current liabilities                                                18,105          18,464
                                                                        -------         -------

Stockholders' equity
    Common stock, $.001 par value, 100,000,000 shares
        authorized and 4,960,250 shares issued and outstanding            4,960           4,960
    Additional paid-in capital                                            1,609           1,609
    Retained earnings                                                     2,177           2,657
                                                                        -------         -------

Total stockholders' equity                                                8,746           9,226
                                                                        -------         -------

Total liabilities and stockholders' equity                              $26,851         $27,690
                                                                        =======         =======


                    See accompanying notes and accountant's review report.


                                    JRE INC.
                            STATEMENTS OF OPERATIONS


                                                        Six             Six
                                                    Months Ended    Months Ended
                                                      April 30,       April 30,
                                                        2003            2002
                                                    -----------     -----------

Revenue
    Commission income                               $     5,882     $     8,866

Selling and administrative expenses                       5,729           3,755
                                                    -----------     -----------

Income (loss) from operations                               153           5,111
                                                    -----------     -----------

Other income (expense)
    Interest income                                           1              68
    Interest expense                                       (634)             (8)
                                                    -----------     -----------

Total other income (expense)                               (633)             60
                                                    -----------     -----------

Net income (loss)                                   $      (480)    $     5,171
                                                    ===========     ===========

Net income (loss) per common share                  $      (.00)    $       .00
                                                    ===========     ===========

Weighted average common shares outstanding            4,960,250       4,960,250
                                                    ===========     ===========




             See accompanying notes and accountant's review report.


                                    JRE INC.
                            STATEMENTS OF CASH FLOWS


                                                             Six            Six
                                                         Months Ended   Months Ended
                                                           April 30,      April 30,
                                                             2003           2002
                                                           --------       --------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                      $   (480)      $  5,171
    Adjustments to reconcile net income (loss) to net
         cash used in operating activities
         Depreciation                                           180            125
         Changes in assets and liabilities
            Decrease in accounts payable, related party        --          (20,000)
            Increase in accrued expenses                         (8)          --
            Decrease in sales tax payable                      --             (316)
            Decrease in income taxes payable                   (351)          (523)
                                                           --------       --------

    NET CASH USED IN OPERATING ACTIVITIES                      (659)       (15,543)
                                                           --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES
    Advances to officer/stockholder                            --           (6,800)
    Repayments from officer/stockholder                        --              293
                                                           --------       --------

    NET CASH USED IN INVESTING ACTIVITIES                      --           (6,507)
                                                           --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from line of credit                               --            1,500
    Payments on line of credit                                 --           (1,500)
                                                           --------       --------

    NET CASH PROVIDED BY FINANCING ACTIVITIES                  --             --
                                                           --------       --------

NET DECREASE IN CASH                                           (659)       (22,050)

CASH - BEGINNING                                              1,399         27,488
                                                           --------       --------

CASH - ENDING                                              $    740       $  5,438
                                                           ========       ========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash paid during the period for:
         Interest                                          $    641       $      8
                                                           ========       ========
         Income taxes                                      $    351       $    512
                                                           ========       ========


             See accompanying notes and accountant's review report.


                                         JRE INC.
                       STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              For the Period November 30, 2000 (Inception) to April 30, 2003




                                              Common Stock         Additional
                                        ------------------------    Paid-in      Retained
                                          Shares        Amount      Capital      Earnings
                                        ----------    ----------   ----------   ----------

Balances, November 30, 2000                   --      $     --     $     --     $     --

    Common stock acquired as a result
      of spin-off from J. Espo's Inc.    4,710,250         4,710        1,609         --

    Common stock issued for services,
      valued at $.001 per share            250,000           250         --           --

    Net income                                                                       1,583
                                        ----------    ----------   ----------   ----------

Balances, October 31, 2001               4,960,250         4,960        1,609        1,583

    Net income                                                                       1,074
                                        ----------    ----------   ----------   ----------

Balances, October 31, 2002               4,960,250         4,960        1,609        2,657

    Net loss for the period                                                           (480)
                                        ----------    ----------   ----------   ----------

Balances, April 30, 2003                 4,960,250    $    4,960   $    1,609   $    2,177
                                        ==========    ==========   ==========   ==========




                  See accompanying notes and accountant's review report.

                                             5

                                    JRE INC.
                                   FORM 10QSB
                          QUARTER ENDED APRIL 30, 2003
                          Notes to Financial Statements
                                   (Unaudited)



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

Note 3 - Subsequent Events

On May 16, 2003, the Company entered into an Agreement and Plan of Reorganization (the "Agreement"), which sets forth the terms and conditions of the proposed acquisition by the Company of Cyper Entertainment, Inc., a Korean corporation ("Cyper"). Pursuant to the Agreement, Cyper will exchange 100% percent of its issued and outstanding shares for ten million shares of common stock of the Company. Cyper will, as a result, become a wholly-owned subsidiary of the Company. It is currently anticipated that the consummation of the Agreement will occur not later than June 30, 2003.

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


Results of Operation

JRE Inc. for the six months ended April 30, 2003 had revenues of $5,882, which was a 66% decrease over the six months ended April 30, 2002 when the company reported revenues of $8,866. JRE Inc. for the six months ended April 30, 2003 had reported selling and administrative expenses of $5,729 or 97% of revenues, verses selling and administrative expenses for the six months ending April 30, 2002 of $3,755 or 42% of revenues. The company reported interest expense of $634 and interest income of $1 for the six months ended April 30, 2003 verses interest expense of $8 and interest income of $68 for the six months ending April 30, 2002. JRE Inc. reported a net loss of $480 for the six months ended April 30, 2003, a decrease over the net income of $5,171 the company reported for the six months ending April 30, 2002. Management contributes the decrease in revenues and income to the slowing of the overall economy, the decrease in retail and wholesale demand for its products.

Future Business

The company has expanded its web page, www.espos.net by adding new products it offers on its web page. The company plans to expand its web page further with other new products for the summer 2003 season. Jeffrey R. Esposito, the President of JRE Inc. will be handling the web page expansion.

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

Item 4.   Submission of Matters to Vote of Security Holders   (None)

Item 5.   Other Information   (None)

Item 6.   Exhibits and Reports on Form 8-K

     a.   Exhibits
          --------

          Exhibit
          Number    Name and /or Identification of Exhibit
          ------    --------------------------------------

          99.1      Certification

     b.   Reports on Form 8-K
          -------------------

          1.   Current Report on Form 8-K dated May 23, 2003 (filed May 30,
               2003)

                                   Signatures

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    JRE Inc.
                                  (Registrant)

June 12, 2003
                                By: /s/  Jeffrey R Esposito
                                --------------------------------------------
                                Jeffrey R Esposito, President, Director