Form 10QSB
period 2003-07-31
JRE INC
filed 2003-10-10
CIK 1163967

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For Quarter ended June 30, 2003

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ________________

                          Commission File No 000-33517

                                CYPER MEDIA INC.
              ---------------------------------------------------
             (Exact name of registrant as specified in its charter)

       New York                                         11-3579470
       --------                                         ----------
(State or other jurisdiction                            (IRS Employer ID Number)
of incorporation or organization)

                         5650 Yonge Street, 15th floor,
                        Toronto, Ontario, Canada M2M 4G3
                     --------------------------------------
                    (Address of principal executive offices)

                                 (416) 226-3375
                            -------------------------
                           (Issuer's Telephone Number)

                                    JRE INC.
                  57 Main Street, East Hampton, New York 11797
                         Former fiscal year October 31
                  --------------------------------------------
            (Former name, former address and former fiscal year, if
                           changed since last report)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
                           Yes  X                  No
                              ------                  ------

As of September 30, 2003, the Issuer had 29,920,250 shares of Common Stock, per value $.001 per share, issued and outstanding.

                                     PART I

Item 1. Financial Statements and Exhibits

(a) The unaudited financial statements of Registrant for the three months ended June 30, 2003, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

Item 2.  Management's Discussion and Analysis or Plan of Operation

Results of Operation

     On July 10, 2003, in accordance with a Share Exchange Agreement dated May 23, 2003, the Registrant entered into a reverse-takeover transaction with Cyper Entertainment Co. Ltd. (Cyper), whereby all the issued and outstanding shares of Cyper were exchanged for 10,000,000 shares of restricted stock of the Registrant. As a result of the transaction, the shareholders of Cyper own 67% of the issued and outstanding stock of the Registrant. Accordingly, while the Registrant is the legal parent, Cyper became the parent company for accounting purposes and the results of operations below are those of Cyper.

     The Company filed an 8K to change the year end of the reporting entity from October 31 to December 31. As such, the 10-Q reporting period was retroactively adjusted to June 30 in accordance with the new year end. The quarter includes the financial statements of JRE Inc., the legal issuer as at July 10, 2003 and the subsidiary Cyper Entertainment Co., Ltd. as at June 30, 2003. As a result the financial statements reflect the acquisition as described above.

     For the six months ended June 30, 2003, the Company had revenues of $2,116, which was a 97% decrease over the six months ended June 30, 2002 when the Company reported revenues of $82,333. For the six months ended June 30, 2003, the Company had reported selling and administrative expenese of $81,626 or 38.6% of revenues, verses selling and administrative expenses for the six months ended June 30, 2002 of $126,780 or 153% of revenues. The Company reported interest expense of $62,543 for the six months ended June 30, 2003 verses interest expense of $24,979 for the six months ended June 30, 2002. The Company reported a net loss of $299,855 for the quarter ended June 30, 2003, versus a loss of $317,563 for the same period in 2002. Management contributes the decrease in revenue and income to the process of changing the Company's main line of business during 2000.

Future Business

     As a result of the acquisition of Cyper, a 3D Digital Animation Production company located in Seoul, Korea, which provides services to the television, commercial and film industries, the business of Cyper is now the Registrant's main line of business.

     Cyper develops and produces 3D digital animation for television, short films, feature films, home video, music video and multi-media applications such as video games. Cyper operates in three revenue segments:

     Independent Contractor for Services: Cyper produces digital animation projects for unrelated third-parties on a fee basis. Typically, the projects are prepared to the specifications of the party hiring Cyper.

     Proprietary Development: Cyper develops original animation projects based on characters and storylines conceived by Cyper, in which event Cyper owns all proprietary rights in the project. Cyper principal efforts to date in proprietary development have been:

     o "Biggie and Danmu" - Cyper has created a ten minute pilot episode of this children's educational animation short. The show is designed to fill ten minutes of airtime in a children's program and has no dialogue so that it can be marketed worldwide. The pilot episode is currently being marketed to distributors.

     o "The 5th Global Epoch" - Cyper has prepared a demo reel with the concepts and characters for this project, which is being marketed to distributors.

     Co-Production Development: Cyper produces animation projects based on characters conceived and owned by other parties. With co-production developments, Entertainment enters into agreements with the owners of rights to the characters regarding responsibility for production costs, marketing costs, the allocation of gross or net revenues from the production, and the rights to derivative works, such as sequels, spinoffs, toys and games.

Liquidity and Capital Resources

     The Registrant will need additional capital in order to continue its operations through Cyper in 3D digital animation production as well as to finance the administrative costs including but not limited to legal and accounting fees. Management is seeking additional capital. However, there is no assurance that this needed capital can be raised, or raised on terms acceptable to the Registrant.

                                     PART II

Item 6.  Exhibits and reports on Form 8-K

     (a) The exhibits required to be filed herewith by Item 601 of regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.       Description
-----------       -----------

3.1      Articles of Incorporation of JRE Inc. (1)
3.2      By-Laws of JRE Inc. (1)
31 Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


---------------------------
(1) Incorporated by reference from the Form 10-SB filed by the Company on January 18, 2003 (b) Reports on Form 8-K

     The Company filed reports on Form 8-K on May 23, 2003 and July 10, 2003

                                    JRE, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                     SIX MONTHS ENDED JUNE 30, 2003 AND 2002






                                    CONTENTS



Consolidated Balance Sheet                                                F-1

Consolidated Statement of Shareholders' Deficiency                        F-2

Consolidated Statement of Operations                                  F-3-F-4

Consolidated Statement of Cash Flows                                      F-5

Notes to Consolidated Financial Statements                            F-6-F-9

JRE, INC.
Consolidated Balance Sheet
June 30, 2003 and 2002

                                                       2003             2002

                                     ASSETS
Current
    Cash                                           $       522      $    19,963
    Term deposit                                        13,650           13,488
    Prepaid and sundry assets                                8           20,549
    Accounts receivable                                   --              2,941
                                                   ----------------------------

                                                        14,180           56,941

Long-term Prepaid Assets                                34,893           34,477

Rent Deposits                                           17,220           41,915

Equipment                                              644,476          808,553

Organization Cost                                         --                274
                                                   ----------------------------

                                                   $   710,769      $   942,160
                                                   ----------------------------


                                  LIABILITIES
Current
    Bank loans                                     $   277,883      $   323,050
    Accounts payable and accrued charges             1,033,648          680,922
    Convertible bond                                   823,200             --
    Interest payable                                   161,585             --
    Loan payable                                        42,000           38,000
    Loans from shareholders and directors              638,305          905,295
                                                   ----------------------------

                                                     2,976,621        1,947,267

Convertible Bond                                          --            813,400

Interest Payable                                          --             61,920
                                                   ----------------------------

                                                     2,976,621        2,822,587
                                                   ----------------------------


                            SHAREHOLDERS' DEFICIENCY

Capital Stock (note 3)                                  14,960           14,960

Paid in Capital                                        888,085          888,085

Accumulated Other Comprehensive Income                 (86,082)        (122,380)

Accumulated Deficit                                 (3,082,815)      (2,661,092)
                                                   ----------------------------

                                                    (2,265,852)      (1,880,427)
                                                   ----------------------------

                                                   $   710,769      $   942,160
                                                   ============================




JRE, INC.
Consolidated Statement of Shareholders' Deficiency
Six Months Ended June 30, 2003 and 2002



                                                                                            Accumulated
                                                                          Additional              Other
                                         Number of            Common         Paid in      Comprehensive      Accumulated
                                            Shares             Stock         Capital      Income (Loss)          Deficit
------------------------------------------------------------------------------------------------------------------------

Balance, January 1, 2002                  14,960,250      $    14,960      $   888,085      $    81,898       $(2,343,529)
Net loss                                        --               --               --               --            (317,563)
Shares issued for cash                          --               --               --               --                --
Share issuance costs                            --               --               --               --                --
Financial statement translation                 --               --               --           (204,278)             --
                                          -------------------------------------------------------------------------------


Balance, June 30, 2002                    14,960,250      $    14,960      $   888,085      $  (122,380)      $(2,661,092)
                                          ===============================================================================




Balance, January 1, 2003                  14,960,250      $    14,960      $   888,085      $   (83,092)      $(2,782,960)
Net loss                                        --               --               --               --            (299,855)
Financial statement translation                 --               --               --             (2,990)             --
                                          -------------------------------------------------------------------------------


Balance, June 30, 2003                    14,960,250      $    14,960      $   888,085      $   (86,082)      $(3,082,815)
                                          ===============================================================================









JRE, INC.
Consolidated Statement of Operations
Six Months Ended June 30, 2003 and 2002





                                                       2003            2002

Sales                                              $      2,116    $     82,333

Cost of Sales                                            95,750         189,631
                                                   ----------------------------


Gross Loss                                              (93,634)       (107,298)
                                                   ----------------------------

Expenses
    Selling, general and administrative expenses         81,626         126,780
    Interest                                             62,543          24,979
    Depreciation                                         62,052          58,506
                                                   ----------------------------

                                                        206,221         210,265
                                                   ----------------------------


Net Loss                                           $   (299,855)   $   (317,563)
                                                   ============================


Basic Loss Per Share                               $     (0.020)   $     (0.021)
                                                   ============================


Fully Diluted Loss Per Share                       $     (0.020)   $     (0.021)
                                                   ============================


Basic Weighted Average Number of Shares              14,960,250      14,960,250
                                                   ============================




JRE, INC.
Consolidated Statement of Operations
Three Months Ended June 30, 2003 and 2002





                                                       2003             2002

Sales                                              $       --      $     28,013

Cost of Sales                                            56,897          73,817
                                                   ----------------------------


Gross Loss                                              (56,897)        (45,804)
                                                   ----------------------------

Expenses
    Selling, general and administrative expenses         58,845          50,117
    Interest                                             46,856          10,480
    Depreciation                                         31,027          29,253
                                                   ----------------------------

                                                        136,728          89,850
                                                   ----------------------------


Net Loss                                           $   (193,625)   $   (135,654)
                                                   ============================


Basic Loss Per Share                               $     (0.013)   $     (0.009)
                                                   ============================


Fully Diluted Loss Per Share                       $     (0.013)   $     (0.009)
                                                   ============================


Basic Weighted Average Number of Shares              14,960,250      14,960,250
                                                   ============================




JRE, INC.
Consolidated Statement of Cash Flows
Six Months Ended June 30, 2003 and 2002



                                                            2003         2002

Cash Flows from Operating Activities
    Net loss                                             $(299,855)   $(317,563)
    Depreciation                                            62,052       58,506
    Loss from disposal of equipment                            116         --
    Interest payable                                        31,000        5,222
    Foreign exchange on translation                         (2,990)    (204,278)
    Accounts receivable                                       --          6,126
    Prepaid and sundry assets                                   36        4,065
    Accounts payable and accrued charges                   125,999       49,956
    Rent deposits                                          (16,800)       6,725
                                                         ----------------------



                                                          (100,442)    (391,241)
                                                         ----------------------

Cash Flows from Investing Activities
    Increase in term deposit                                  --         (5,888)
    Increase in long-term prepaid assets                      --         (7,467)
    Net acquisition of equipment                              --        (91,996)
                                                         ----------------------


                                                              --       (105,351)
                                                         ----------------------

Cash Flows from Financing Activities
    (Decrease) Increase in bank loans                      (45,517)      30,450
    Increase in convertible bond                              --         68,600
    Increase in loans from shareholders and directors      137,237      416,707
                                                         ----------------------


                                                            91,720      515,757
                                                         ----------------------

Net Decrease in Cash                                        (8,722)     (19,165)

Cash - beginning of  period                                  9,244       39,128
                                                         ----------------------


Cash - end of period                                     $     522    $  19,963
                                                         ======================

                                      F-5

JRE, INC.
Notes to Financial Statements
Six Months Ended June 30, 2003 and 2002


1.     Description of Business and Going Concern

      a) Organization

          On July 10, 2003, in accordance with a Share Exchange Agreement dated May 23, 2003, the Company entered into a reverse-takeover transaction with JRE Inc. ("JRE"), a public New York shell corporation, whereby all the issued and outstanding shares of the Company were exchanged for 10,000,000 shares of restricted stock of JRE. As a result of the transaction, the shareholders of Cyper Entertainment Co., Ltd. will control 67% of JRE. While JRE is the legal parent, the Company, as a result of the reverse-takeover, became the parent company for accounting purposes.

          The Company filed an 8K to change the year end of the reporting entity from October 31 to December 31. As such, the 10Q reporting period was retroactively adjusted to June 30, 2003 in accordance with the new year end.

          The quarter includes the financial statements of JRE, INC., the legal issuer, as at July 10, 2003, and the subsidiary, Cyper Entertainment Co. Ltd. as at June 30, 2003. As a result, the financial statements reflect the acquisition as described above.

      b) Description of Business

          Cyper Entertainment Co., Ltd. ("the Company"), the operating subsidiary, a company operating in Seoul, Korea, was established in 2000. The Company's head office is located in Seoul, Korea. The Company is a digital animation and production company providing services to the television, commercial and film industries globally. The Company develops and produces 3D digital animation for television, short films, computer generated image feature films, home video, music video and multimedia applications such as video games. The Company has produced TV programming and feature films for the North American Market.

      c) Going Concern

          The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses since inception and has negative cash flows from operations that raise substantial doubt as to its ability to continue as a going concern. For the periods ended June 30, 2003 and 2002, the Company experienced net losses of $299,855 and $317,563 respectively.

          The Company's ability to continue as a going concern is contingent upon its ability to secure additional financing, initiating sale of its product and attaining profitable operations.

          The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

JRE, INC.
Notes to Financial Statements
Six Months Ended June 30, 2003 and 2002


2.   Summary of Significant Accounting Policies

     The accounting policies of the Company are in accordance with generally accepted accounting principles of the United States of America, and their basis of application is consistent. Outlined below are those policies considered particularly significant:

     Interim Financial Information

     The accompanying unaudited consolidated interim financial statements have been prepared by the Company, in accordance with generally accepted accounting principles pursuant to Regulation S-B of the Securities and Exchanges Commission. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, the consolidated interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the six months ended June 30, 2003 are not necessarily indicative of results of operations to be expected for the full year.

     Basis of Consolidation

     These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Cyper Entertainment Co. Ltd., after elimination of all intercompany transactions and balances.

     Reporting Currency

     The Company's functional currency is Korean won. Financial statements have been translated into US dollars in accordance with SFAS No. 52, "Foreign Currency Translation". All translation gains and losses are directly reflected separately in stockholders equity as Accumulated Other Comprehensive Income (loss).

     Foreign currency transactions of the Korean operation have been translated to Korean Won at the rate prevailing at the time of the transaction. Realized foreign exchange gains and losses have been charged to income in the year.

     Equipment

     Equipment is stated at cost.

     Depreciation is computed by the straight line method using rates based on estimated useful lives of the respective assets.

                                                       Useful lives (years)
                                                       --------------------
               Machinery and equipment                           10
               Furniture and office equipment                     5
               Vehicles                                           5

JRE, INC.
Notes to Financial Statements
Six Months Ended June 30, 2003 and 2002



2.   Summary of Significant Accounting Policies (cont'd)

     Revenue Recognition

     The Company recognizes revenues when services are performed on a percentage of completion method when collection is reasonably ascertained.

     Use of Estimates

     The preparation of financial statements in conformity with U.S. generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Concentration of Credit Risk

     SFAS No. 105, "Disclosure of Information About Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk", requires disclosure of any significant off-balance risk and credit risk concentration. The Company does not have significant off-balance sheet risk or credit concentration.

     Financial Instruments

     Fair values of cash equivalents, short-term and long-term investments and short-term debt approximate cost. The estimated fair values of other financial instruments, including debt, equity and risk management instruments, have been determined using market information and valuation methodologies, primarily discounted cash flow analysis. These estimates require considerable judgment in interpreting market data, and changes in assumptions or estimation methods could significantly affect the fair value estimates.

     Impact of Recently Issued Accounting Standards

     The FASB recently issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. The Company adopted SFAS No. 144 and the statement is not expected to have a material effect on the Company's financial position or operating results.

JRE, INC.
Notes to Financial Statements
Six Months Ended June 30, 2003 and 2002


3.    Capital Stock

      Authorized
           100,000,000  common shares, par value $0.001
                                                               2003       2002
      Issued
            14,960,250  common shares                        $ 14,960   $ 14,960
                                                             ===================

     The convertible bond has not been included in the calculation of the diluted earnings per share as the inclusion will be anti-dilutive.

4.   Subsequent Event

     On August 22, 2003, the Company approved a stock split whereby each issued and outstanding common share of the Company became two common shares.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  October 9, 2003                            JRE INC.





                                                   /S/   DUK JIN JANG
                                                   -----------------------------
                                                   Duk Jin Jang, President