Form 10QSB
period 2003-09-30
CYPER MEDIA INC
filed 2003-11-20
CIK 1163967

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For Quarter ended September 30, 2003

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

(a) The unaudited financial statements of Registrant for the three months ended September 30, 2003, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

                                    CONTENTS




Consolidated Balance Sheet                                              F-1

Consolidated Statement of Shareholders' Deficiency                      F-2

Consolidated Statement of Operations                                 F-3 - F-4

Consolidated Statement of Cash Flows                                    F-5

Notes to Consolidated Financial Statements                           F-6 - F-9

CYPER MEDIA INC.
Consolidated Balance Sheet
September 30, 2003 and 2002

                                                       2003              2002
                                                       ----              ----
                                     ASSETS
Current
    Cash                                           $       137      $     4,359
    Term deposit                                          --             13,163
    Accounts receivable                                   --              3,519
    Prepaid and sundry assets                             --             20,049
                                                   -----------      -----------

                                                           137           41,090
Long-term Prepaid Assets                                36,148           33,651
Rent Deposits                                           17,835           40,906
Equipment                                              632,600          770,110
Organization Cost                                         --                267
                                                   -----------      -----------

                                                   $   686,720      $   886,024
                                                   -----------      -----------

                                  LIABILITIES
Current
    Bank loans                                     $   275,170      $   314,350
    Accounts payable and accrued charges             1,219,089          763,099
    Convertible bond  (note 3)                         852,600             --
    Interest payable                                   183,409           60,428
    Loan payable                                        42,000           38,000
    Loans from shareholders and directors              661,925          859,660
                                                   -----------      -----------
                                                     3,234,193        2,035,537
Convertible Bond                                          --            793,800
                                                   -----------      -----------

                                                     3,234,193        2,829,337
                                                   -----------      -----------


                            SHAREHOLDERS' DEFICIENCY
Capital Stock (note 4)                                  14,960           14,960
Paid in Capital                                        888,085          888,085
Accumulated Other Comprehensive Loss                  (167,386)         (74,323)
Accumulated Deficit                                 (3,283,132)      (2,772,035)
                                                   -----------      -----------

                                                    (2,547,473)      (1,943,313)
                                                   -----------      -----------

                                                   $   686,720      $   886,024
                                                   -----------      -----------




CYPER MEDIA INC.
Consolidated Statement of Shareholders' Deficiency
Nine Months Ended September 30, 2003 and 2002



                                                                                             Accumulated
                                                                            Additional       Other
                                           Number of        Common          Paid in      Comprehensive    Accumulated
                                            Shares           Stock           Capital      Income (Loss)        Deficit
-------------------------------------------------------------------------------------------------------------------------

Balance, January 1, 2002                  14,960,250      $    14,960      $   888,085      $    81,898       $(2,343,529)
Net loss                                        --               --               --               --            (428,506)
Shares issued for cash                          --               --               --               --                --
Share issuance costs                            --               --               --               --                --
Financial statement translation                 --               --               --           (156,221)             --
                                          -------------------------------------------------------------------------------


Balance, September  30, 2002              14,960,250      $    14,960      $   888,085      $   (74,323)      $(2,772,035)
                                          ===============================================================================


Balance, January 1, 2003                  14,960,250      $    14,960      $   888,085      $   (83,092)      $(2,782,960)
Net loss                                        --               --               --               --            (500,172)
Two for one stock split                   14,960,250             --               --               --                --
Financial statement translation                 --               --               --            (84,294)             --
                                          -------------------------------------------------------------------------------


Balance, September  30, 2003              29,920,500      $    14,960      $   888,085      $  (167,386)      $(3,283,132)
                                          ===============================================================================


                                                                  F-2



CYPER MEDIA INC.
Consolidated Statement of Operations
Nine Months Ended September 30, 2003 and 2002




                                                        2003          2002
                                                        ----          ----

Sales                                              $      2,141    $     89,919

Cost of Sales                                           101,943         207,177
                                                   ----------------------------

Gross Loss                                              (99,802)       (117,258)
                                                   ----------------------------

Expenses
    Selling, general and administrative expenses        225,107         180,565
    Interest                                             78,796          40,813
    Depreciation                                         96,467          89,870
                                                   ----------------------------


                                                        400,370         311,248
                                                   ----------------------------


Net Loss                                           $   (500,172)   $   (428,506)
                                                   ============================



Basic Loss Per Share                               $     (0.017)   $     (0.014)
                                                   ============================


Fully Diluted Loss Per Share (Note 4)              $     (0.017)   $     (0.014)
                                                   ============================


Basic Weighted Average Number of Shares              29,920,500      29,920,500
                                                   ============================

CYPER ENTERTAINMENT CO., LTD.
Consolidated Statement of Operations
Three Months Ended September 30, 2003 and 2002





                                                        2003           2002
                                                        ----           ----

Sales                                              $       --      $      6,544

Cost of Sales                                             5,039          15,146
                                                   ----------------------------


Gross Loss                                               (5,039)         (8,602)
                                                   ----------------------------


Expenses
    Selling, general and administrative expenses        143,129          52,180
    Interest                                             15,500          15,518
    Depreciation                                         33,667          30,624
                                                   ----------------------------


                                                        192,296          98,322
                                                   ----------------------------


Net Loss                                           $   (197,335)   $   (106,924)
                                                   ============================



Basic Loss Per Share                               $     (0.007)   $     (0.004)
                                                   ============================


Fully Diluted Loss Per Share (note 4)              $     (0.007)   $     (0.004)
                                                   ============================


Basic Weighted Average Number of Shares              29,920,500      29,920,500
                                                   ============================

CYPER MEDIA INC.
Consolidated Statement of Cash Flows
Nine Months Ended September 30, 2003 and 2002



                                                           2003         2002
                                                           ----         ----

Cash Flows from Operating Activities
    Net loss                                            $(500,172)   $(428,506)
    Depreciation                                           96,467       89,870
    Accrued interest payable                               52,824        3,730
    Foreign exchange on translation                       (84,294)    (156,221)
    Accounts receivable                                      --         (5,548)
    Prepaid and sundry assets                                --         (4,560)
    Accounts payable and accrued charges                  311,440      132,134
    Rent deposits                                         (17,415)       7,735
                                                        ----------------------



                                                         (141,150)    (361,366)
                                                        ----------------------


Cash Flows from Investing Activities
    Increase (decrease) in term deposit                    13,650       (5,563)
    Increase in long-term prepaid assets                   (1,211)      (6,637)
    Net acquisition of equipment                          (22,423)    (103,025)
                                                        ----------------------



                                                           (9,984)    (115,225)
                                                        ----------------------


Cash Flows from Financing Activities
    Increase (Decrease) in bank loans                     (48,230)      21,750
    Increase in convertible bond                           29,400       49,000
    Increase in loans from shareholders and directors     160,857      371,072
                                                        ----------------------


                                                          142,027      441,822
                                                        ----------------------


Net Decrease in Cash                                       (9,107)     (34,769)

Cash - beginning of  period                                 9,244       39,128
                                                        ----------------------


Cash - end of period                                    $     137    $   4,359
                                                        ======================

CYPER MEDIA INC.
Notes to Financial Statements
September 30, 2003 and 2001



1.     Description of Business and Going Concern

      a)    Description of Business

            Cyper Media Inc.. ("the Company"), a company operating in Seoul, Korea, was established in 2000. The Company's head office is located in Seoul, Korea. The Company is a digital animation and production company providing services to the television, commercial and film industries globally. The Company develops and produces 3D digital animation for television, short films, computer generated image feature films, home video, music video and multimedia applications such as video games. The Company has produced TV programming and feature films for the North American Market.

      b)    Going Concern

            The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses since inception and has negative cash flows from operations that raise substantial doubt as to its ability to continue as a going concern. For the periods ended September 30, 2003 and 2002, the Company experienced net losses of $500,172 and $428,506 respectively.

            The Company's ability to continue as a going concern is contingent upon its ability to secure additional financing, initiating sale of its product and attaining profitable operations.

            Management is pursuing various sources of equity financing in addition to increasing its sales base. Subsequent to the year end, it entered into a reverse-takeover agreement with a public shell corporation. Although the Company has plans to pursue additional financing, there can be no assurance that the Company will be able to secure financing when needed or obtain such on terms satisfactory to the Company, if at all.

            The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

CYPER MEDIA INC.
Notes to Financial Statements
September 30, 2003 and 2001



2.    Summary of Significant Accounting Policies

      The accounting policies of the Company are in accordance with generally accepted accounting principles of the United States of America, and their basis of application is consistent. Outlined below are those policies considered particularly significant:

      Interim Financial Information

      The accompanying unaudited consolidated interim financial statements have been prepared by the Company, in accordance with generally accepted accounting principles pursuant to Regulation S-B of the Securities and Exchanges Commission. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, the consolidated interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the nine months ended September 30, 2003 are not necessarily indicative of results of operations to be expected for the full year.

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

CYPER MEDIA INC.
Notes to Financial Statements
September 30, 2003 and 2001


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

      Concentration of Credit Risk

      SFAS No. 105, "Disclosure of Information About Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk", requires disclosure of any significant off-balance risk and credit risk concentration. The Company does not have significant off balance sheet risk or credit concentration.

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

CYPER MEDIA INC.
Notes to Financial Statements
September 30, 2003 and 2001



3.    Convertible Bond

      The Company recorded the convertible bond in accordance with APB-14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants". The bond issue is treated entirely as debt and no formal accounting recognition is assigned to the value inherent in the conversion feature. The convertible bond bears interest at 9.5% per annum and matures on December 26, 2003. Each $2.76 (3,500 Won) is convertible to 1 common share of the Company.

      The Company makes quarterly interest payments on the bond equivalent to 2% per annum on the face value. The difference between the rate of accrual and the rate of payment is included in interest payable and is repayable on maturity of the convertible bond.


4.    Capital Stock

        Authorized
           100,000,000 common shares,
              par value $0.001
                                                       2003              2002
        Issued
            29,920,500  common shares
              (2002 - 14,960,250)                  $   14,960         $   14,960
                                                   ==========         ==========



        The convertible bond as described in note 3 has not been included in the calculation of the diluted earnings per share as the inclusion would be anti-dilutive.


5.    Related Party Transactions

      Included in accounts payable is an amount owing of $103,800 (2001 - $Nil) to a director and a company controlled by parties related to the diretcor, for expenses paid on the Company's behalf.


6.    Subsequent Events

     On October 22, 2003 the Company acquired Joongang Movie Entertainment Co. Ltd., ("Joongang") , a South Korean Corporation. Cyper Media Inc. issued 4,000,000 restricted shares in exchange for 100% of the shares of Joongang. As a result of the transaction, shareholders of Joongang will own 12% of the outstanding shares of the Company.

Item 2.  Management's Discussion and Analysis or Plan of Operation

Results of Operation

     On July 10, 2003, in accordance with a Share Exchange Agreement dated May 23, 2003, the REgistrant entered into a reverse-takeover transactionwith Cyper Entertainment Co. Ltd (Cyper), whereby all the issued and outstanding shares of Cyper were exchanged for 10,000,000 shares of restricted stock of the Registrant. As result of the transaction, the shareholders of Cyper own 67% of the issued and outstanding stock of the Registrant. Accordingly, while the Registrant is the legal parent, Cyper became the parent company for accounting purposes and the results of operation below are those of Cyper.

     For the nine months ended Septmeber 30, 2003, the Company had revenues of $2,141, which was a 98% decrease over the nine months ended Septmeber 30, 2003 when the Company reported revenues of $89,919. For the nine months ended September 30, 2003, the Company had reported selling and administrative expenses of $225,107 or 105 times of revenues, versus selling and administrative expenses for the nine months ended September 30, 2002 of $180,565 or 201% of revenues. The Company reorted interest expense of $78,796 for the nine months ended September 30, 2003 verses interest expense fo $40,813 for the nine months ended September 30, 2002. The Company reported a net loss of $500,172 for the quarter ended September 30, 2003, versus a loss of $428,506 for the same period in 2002. Management contributes the decrease in revenue and income to the process of changing the Company's main line of business during 2003.


Future Business

     As a result of the acquisition of Cyper, a 3D Digital Animation Production company located in Seoul, Korea, which provides services to the television, commercial and film industries, the business of Cyper is now the Registrant's main line of business.

     Cyper continues to develop and produce 3D digital animation for television, short films, feature films, home video, music video and multi-media applications such as video games. Cyper operates in three revenue segments:

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

Forward-Looking Statements

This Form 10-QSB includes "forward-looking statements" within th meaning of
Section 27A of the Securities Acot of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historicl facts, included or incorporated by reference in this Form 10QSB which address activities, events or develoments which the Company expects or anticipates, will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), finding suitable merger or acquisition cnadidates, expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analysis made by the Company in light of its experience and its perception of historical trends, current conditions and expected future develoments as well as other factors it believes are appropriate inthe circumstances. However, whether actual results or deveopments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other facotrs, most of which are beyond the control of the Company. Consequently, all of the forward-looking statements made inthis Form 10-QSB are qualified by these cautionary statements, and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

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


---------------------------
(1) Incorporated by reference from the Form 10-SB filed by the Company on January 18, 2003

     (b) Reports on Form 8-K

     The Company filed a report on Form 8-K on September 25, 2003 reporting a change in control of the Company. The Company also filed a report on Form 8-K on October 9, 2003 reporting a change in The Company' certifying accountant and in the Company's fiscal year.




                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  November 18, 2003                         Cyper Media INC.





                                                   /S/ DUK JIN JANG
                                                   -----------------------------
                                                   Duk Jin Jang, President