Form 10KSB
period 2003-12-31
CYPER MEDIA INC
filed 2004-04-21
CIK 1163967

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from                   to
                                      -----------------    -----------------

       Commission file number

                                CYPER MEDIA,INC.
                      -------------------------------------
                     (Name of small business in its charter)

          New York                 000-33517                       11-357940
 ---------------------------    ---------------                 ---------------
(State or other jurisdiction    Commission File                (IRS Employer
      of Incorporation)         Number                         Identification #)

                         5650 Yonge Street, Suite 1500
            --------------------------------------------------------
            Address of Principal Executive Office (street and number)


                         Toronto, Ontario Canada M2M4G3
                            ------------------------
                            City, State and Zip Code

Issuer's telephone number:  (416) 512-3777

Securities registered under Section 12(b) of the Act:

Title of each class   N/A

Securities to be registered under Section 12(g) of the Act:

                          Common Stock $.001 par value
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes [ X ]   No  [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of

Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenue for its most recent fiscal year: $56,076.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked priced of such stock, as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-2):$4,917,285 as of 3/31/04.

The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 88,470,560 as of March 31, 2003.

(Documents incorporated by reference. If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or
(c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes.

Forward Looking Statements
--------------------------

Certain statements contained herein constitute "forward-looking statements" within the meaning of Section 27 A of the Securities Exchange Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may", "intends", "will," or similar terms. These statements appear in a n umber of places in this report and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations, (ii) the Company's business and growth strategies,
(iii) the Company's financing plans.

Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ from these projected in the forward-looking statements. The discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and notes related thereto included elsewhere in this report.

                                     Part I

Item 1 - Description of Business
--------------------------------

Cyper Media, Inc. ("Cyper/the Company") was formed as a New York Corporation on November 30, 2000 as JRE, Inc. The Company changed its name to Cyper Media Inc. on October 2, 2003. JRE operated an internet web site which generated commission revenues on the sale of products that were supplied by third party suppliers which JRE sold at retail and wholesale.

JRE Inc. and its predecessors have not had filings of any bankruptcies, receiverships or similar proceedings.

On July 10, 2003, 10,000,000 shares of restricted common stock of the Company was issued to the shareholders of Cyper Entertainment, Inc. ("Entertainment") in exchange for all of the issued and outstanding shares of Entertainment pursuant to the provisions of the Acquisition Agreement dated May 23, 2003 by and between JRE, Inc., Entertainment and shareholders of Entertainment. As a result of closing pursuant to the Acquisition Agreement, and the issuance of such shares, Entertainment has become a wholly owned subsidiary of the Company and the former Entertainment shareholders now own approximately 67% of the Company's issued and outstanding shares.

There are no arrangements known to the Company, including any pledge by any person, of securities of the Company, the operation of which may, at a subsequent date, result in a change in control of the Company.

As a result of the acquisition of Entertainment, a 3D Digital Animation Production company located in Seoul, Korea, which provides services to the television, commercial and film industries, the business of Entertainment is now the Company's main line of business.

Cyper Entertainment, Inc.
-------------------------

Entertainment develops and produces 3D digital animation for television, short films, feature films, home video, music video and multi-media applications such as video games and operates in three revenue segments:

Independent Contractor for Services: Entertainment produces digital animation projects for unrelated third-parties on a fee basis. Typically, the projects are prepared to the specifications of the party hiring Entertainment.

Proprietary Development: Entertainment develops original animation projects based on characters and storylines conceived by Entertainment, in which event Entertainment owns all proprietary rights in the project. To date, Entertainment's principal efforts in proprietary development have been:

"Biggie and Danmu" - Entertainment has created a ten minute pilot episode of this children's educational animation short. The show is designed to fill ten minutes of airtime in a children's program and has no dialogue so that it can be marketed worldwide. The pilot episode is currently being marketed to distributors.

"The 5th Global Epoch" - Entertainment has prepared a demo reel with the concepts and characters for this project, which is being marketed to distributors.

Co-Production Development: Entertainment produces animation projects based on characters conceived and owned by other parties. With co-production developments, Entertainment enters into agreements with the owners of rights to the characters regarding responsibility for production costs, marketing costs, the allocation of gross or net revenues from the production, and the rights to derivative works, such as sequels, spin-offs, toys and games.

JoongAng Movie Entertainment Co., Ltd.
--------------------------------------

On October 23, 2003, 4,000,000 shares of restricted common stock of the Company were issued to the shareholders of JoongAng Movie Entertainment Co., Ltd. ("JoongAng") in exchange for all of the issued and outstanding shares of JoongAng. JoongAng develops and produces 2D traditional/digital animation for television, feature films and home video/DVD. JoongAng operates in two revenue segments:

Independent Contractor for Services: JoongAng produces 2D animation for unrelated third parties on a fee basis. The projects are prepared to the specifications of the party hiring JoongAng.

Proprietary Development: JoongAng develops original animation, Costume Play Events, Live Action Feature Film projects based on characters and storylines conceived by JoongAng and also other parties in which JoongAng and their respective partners hold certain rights in the project:

Administrative Offices - The Company's executive offices are maintained at 5650 Yonge Street, Suite 1508, Toronto, Canada.


Employees - Cyper Media has 8 full-time employees and 87 part-time and/or per project basis employees.

Item 2.   Description of Property
---------------------------------

Cyper Media, Inc. leases 100 square feet of office space at 5650 Yonge Street, Toronto, Ontario, Canada where it maintains its executive offices, and Entertainment and JoonAng share 3050 square feet of leased office space at Ganghee Building, 4th Floor, 529-12, Shillim-Dong, Gwanak-Gu Seoul, South Korea.

Item 3.   Legal Proceedings
---------------------------

The Company is not currently involved in any legal proceedings.

Item 4. Submission of Matter to a Vote of Security Holders
----------------------------------------------------------

No matters were submitted to a vote of Security Holders during the 4th quarter of the fiscal year.

                                     Part II
                                     -------

Item 5.   Market for Common Equity, Related Stockholder Matters and Company
---------------------------------------------------------------------------
          Purchase of Equity Securities
          -----------------------------

(a) The company underwent a 2 for 1 stock split of its stock on August 25, 2003. The quotations shown below are on a post-split basis. The following table sets forth the high and low bid prices as reported by Yahoo Finance for the periods ending December 31, 2003. All quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not reflect actual transactions. There was no trading in the Company's stock in 2002.

         quarter           High             Low
         -------           ----             ---
2003     4th               0.47             0.15
         3rd               0.51             0.08
         2nd               0.53             0.20
         1st               0.30             0.05

(b) The Company has approximately 83 shareholders of its outstanding common stock.

(c) No cash dividends have been declared on the Company's common stock within the last two years. There are no restrictions that limit the Company's ability to pay cash dividends nor are there likely to be any in the near future.

Recent Sales of Unregistered Securities.
----------------------------------------

On October 23, 2003, the Company issued 4,000,000 restricted shares of common stock to the shareholders of Joonang Movie Entertainment Co., Ltd in exchange for all of the issued and outstanding shares of JoonAng. Such issuance was exempt from registration under Section 4(2) of the under the Securities Act as it did not involve a public offering of securities as that term is defined in the Securities Act.

In February 2004, the Company issued 50,000,000 restricted shares of common stock to a creditor in connection with the conversion of outstanding convertible debt obligations, and in February 2004 the Company also issued 350,000 restricted shares of common stock valued at $17,500 for consulting services related to the proposed debt financing arrangement. All of such shares were issued without registration pursuant to an exemption from registration under
Section 4(2) of the Securities Act.

Item 6. Managements Discussions & Analysis or Plan of Operation
---------------------------------------------------------------

The following discussion relates to the results of our operations to date, and our financial condition: This report contains forward looking statements relating to our Company's future economic performance, plans and objectives of management for future operations, projections of revenue mix and other financial items that are based on the beliefs of, as well as assumptions made by and information currently known to, our management. The words "expects, intends, believes, anticipates, may, cold should" and similar expressions and variations thereof are intended to identify forward-looking statements. The cautionary statements set forth in this section are intended to emphasize that actual results may differ materially from those contained in any forward looking statement.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure or contingent liabilities. We base there estimates on our historical experience and on various other assumptions that we believe to be reasonable under the circumstances, and these estimates from the basis for our judgments concerning the carrying values of assets and liabilities that are not readily apparent from other sources. We periodically evaluate these estimates and judgments based on available information and experience. Actual results will differ from our estimates under different assumptions and conditions. If actual results significantly differ from our estimates, our financial condition and results of operations could be materially impacted.

We believe that the accounting policies described below are critical to understanding our business, results of operations and financial condition because they involve more significant judgments and estimates used in the preparation of our consolidated financial statements. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain the time the estimate is made, and if different estimates that could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact our consolidated financial statement. We have discussed the development, selection and application of our critical accounting policies with the audit committee of our board of directors, and our audit committee has reviewed our disclosure relating to our critical accounting policies in this "Management's Discussion and Analysis or Plan of Operations."

Revenue Recognition

The Company follows the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin 101 for revenue recognition. In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

Foreign Currency Translation

Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are converted into U.S. dollars in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation," and are included in determining net income or loss.

For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the balance sheet date. Revenues and expenses are translated at weighted average exchange rates for the period to approximate translation at the exchange rates prevailing at the dates those elements are recognized in the financial statements. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss.

The functional currency of the Company's Korean subsidiaries is the local currency (Korean Won). The financial statements of the subsidiaries are translated to United States dollars using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not material during the periods presented. The cumulative translation adjustment and effect of exchange rate changes on case at December 31, 2003 was not material.

Results of Operation
====================

The Company's revenue for the years ended December 31, 2003 and 2002 were $56,076 and $193,919. The Company's revenues decreased in 2003 in comparison to 2002 primarily as a result of the increase in the Company's selling, general and administrative expenses. The Company's selling, general and administrative expenses for the year ended December 31, 2003 was $658,842 and the year ended December 31, 2002 was $335,190.

The Company does not believe that revenues for the year ended December 31, 2003 are indicative of revenues that the Company will incur in future periods. The Company's management believes that revenues will increase in the next several years.

Liquidity and Sources of Capital
================================

As of December 31, 2003, the Company had current assets of $80,152, current liabilities of $3,348,488 and a working capital deficit of ($3,995,202) and shareholders' equity of ($2,822,987).

The Company's working capital is currently not sufficient for the Company to implement its business plan. The Company's ability to continue as a going concern is contingent upon its ability to secure additional financing and increase sale of its products. The Company is pursuing various sources of equity financing and is also attempting to increase its sales. Although the Company plans to pursue additional financing, there can be no assurance that the Company will be able to secure such financing when needed or on terms satisfactory to the Company.

Recent Accounting Pronouncements
================================

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. Statement 148 provides alternative methods of transition to Statement 123's fair value method of accounting for stock-based employee compensation. It also amends the disclosure provisions of Statement 123 and APB Opinion No. 28, Interim Financial Reporting, to requires disclosure in the summary of significant accounting policies of the effects of an entity's accounting with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. Statement 148"s amendment of the transition and annual disclosure requirements of Statement's 123 are effective for fiscal years ending after December 15, 2002. Statement 148's amendment of the disclosure requirements of Opinion 28 is effective for interim periods beginning after December 15, 2002. The adoption of the disclosure provisions of Statement 148 as of December 31, 2002 did not have a material impact on the Company's financial condition or results of operations.

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "consolidation of Variable Interest Entities," FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 requires that its provisions are effective immediately for all arrangements entered into after January 31, 2003. The Company does not have any variable interest entities created after January 31, 2003. For those arrangements entered into prior to January 31, 2003, the FIN 46 provisions are required to be adopted at the beginning of the first interim or annual period beginning after June 13, 2003. The Company has not identified any variable interest entities to date and will continue to evaluate whether it has variable interest entities that will have a significant impact on its consolidated balance sheet and results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the first interim period beginning after June 15, 2003, with certain exceptions. The adoption of SFAS No. 150 did not have a significant impact on our consolidated financial position or results of operations.

Item 7.  Financial Statements -  See Financial Statements Attached.
-----------------------------

Item 8.  Changes in or Disagreement With Accountants On Accounting and Financial
--------------------------------------------------------------------------------
         Disclosure
         ----------

The Company had no disagreements with Accountants on accounting and financial disclosure.

On July 10, 2003 the Company engaged the accounting firm of SF Partnership LLP as its independent accountants to audit the Company's financial statements beginning with the fiscal year ended December 31, 2003. The Company amicably concluded its relationship with its former accountant Stewart H. Benjamin with the appointment of SF Partnership LLP.

Item 8(A)  Controls and Procedures
----------------------------------

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2003 are effective in timely alerting them to material information relating to the company required to be included in our periodic SEC Filings. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
------------------------------------------------------------------------
           Compliance with Section 16(a) of the Exchange Act.
           --------------------------------------------------

The directors and executive officers currently serving the Company are as follows:

  Name              Age                Title
------------        ---                -----

Duk Jin Jang        34                CEO & Director

Michael Chung       31                President, Secretary, Treasurer & Director

Jong Won Yoon       31                Vice-President, Director

Duk Jin Jang:

Mr. Jang, the Company's CEO; has been Chairman and Chief Executive Officer of Cyper Entertainment since June 1, 2002. Mr. Jang worked as a department manager of POST Intermedia, Inc. from 1992 to 1993, and as a manager of Nowcom, Inc. From 1996 to 1996. Mr. Jang worked as a manager of GEN Multimedia studio} from 1997 to 1998. Mr. Jang worked as a Professor at Kaywon School of Art and Design from 1997 until 2000. Mr. Jang has been Director of Digital Contents Associates in Korea since 2001, and an advisory committee member of Gyeonggi Digital Arts Hive at Gyeonggi-Do, Korea since 2001. Mr. Jang started Cyper Entertainment, Inc. In January 2000. Mr. Jang attended Kook Min University in Seoul Korea, graduating with a degree in visual Communication Design in 1995.

Michael Chung

Mr. Chung is Secretary and Treasurer of the Company and has been with the Company since March 14, 2001. Mr. Chung has worked as a digital colorist for Cream Entertainment from October 2000 to February 2001. Mr. Chung worked as a digital artist for Matrixcube from October 2000 to February 2001. Mr. Chung worked as an animator on a short animated film for the 407 ETR in 1996 to 1997. Mr. Chung worked as an animator on the Multimedia CD-Rom Lambchop Loves Music in 1995. Mr. Chung attended Digital Media Studios and studied 3D modeling and animation using Alias Wavefront Maya. Mr. Chung attended Sheridan College from 1992-1996 studying fundamental arts and Classical Animation.

Jong Won Yoon

Mr. Yoon attended Dankook University in Chun Ahn, Korea, graduating with a degree in Management in 1999 and thereafter attended Dankook University in Seoul, Korea, graduating with a master's degree in Management in 2001. He worked as a manager of FMG of Consulting Company until December, 2001 and worked TFT Team of Korea Game Development & Promotion Institute with planning to Game Education Institute in 2001.

Duk Jin and Jong Won Yoon officers and directors of the Company did not file their Initial Statement of Beneficial Ownership of Securities on Form 3 at the time they acquired their shares in the Company. They have advised the Company that they will file same by May 30, 2004.

Item  10. Executive Compensation
--------------------------------

None of the executive officers of the Company receive compensation in excess of $60,000 and all of the Company's executive officers in the aggregate receive compensation of less than $60,000 per annum.

The Company has not stock option, retirement, pension or profit-sharing programs for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future.

Item ll.  Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

The following table sets forth, as of the end of the Company's most recent fiscal year, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5.0% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

Name and Address                           Number of Shares            % of
                                          Owned Beneficially        Class Owned
==============                            ==================        ===========
Hem Mutual Assurance LLC                      49,030,000               55.4
c/o Gottbetter  & Partners LLP
488 Madison Avenue
New York, NY 10022

Duk Jin Jang                                   6,815,966                7.7
Hosubmaeul Yuwon Apt 317 Dong 801 Ho
Janghang-Dong, LIsan-Gu
Goyang-Si, Kyungki-Do
Korea

Jong Won Yoon                                    791,498                 .9
Hallamaeui 130-Dong 1003-Ho
Ung 4(SA)-Dong
Wonmi-Gu, Bucheon-Si
Kyungki-Do, Korea

All directors and Executive                    7,607,464                8.6
Officers (2) persons

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

There were no transactions within the last two fiscal years to which the Company was a party, in which any director, executive officer, nominee for election as a director, beneficial owner of more than 5% of the shares, or any member of the immediate family of any of those persons, had a direct or indirect material interest.

Item 13. Exhibits List and Reports on Form 8-K
----------------------------------------------

(a) The Exhibits listed below are filed as part of this Annual Report.

3.1 Articles of Incorporation (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on January 18, 2003.

3.2 Bylaws (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on January 18, 2003.

14.1     Company Code of Ethics Statement.

31.1     Certification under Section 902 of the Sarbanes-Oxley Act of 2002.

32.1     Certification under Section 302 of the Sarbanes-Oxley Act of 2002.

(b) There were no reports filed on Form 8-K during the last quarter of fiscal year ended December 31, 2003.

Item 14.  Principal Accountants Fees and Services
-------------------------------------------------

Audit Fees
==========

SF Partnership LLP provided audit services to us for our annual report for the fiscal years ended December 31, 2003 and 2002. The aggregate fees billed by SF Partnership LLP. for the audit of our annual financial statements and review of financial statements included in our Form 10-QSBs was $26,000 and $17,000 for 2003 and 2002, respectively.

Audit Related Fees
==================

There were no fees billed in each of 2003 and 2002 for professional services that are reasonably related to the audit or review of our financial statements that are not covered in the "Audit Fees" disclosure above.

Tax Fees
========

There were no fees billed for the years 2003 and 2002 for professional services rendered by SF Partnership LLP for tax advice and planning.

All Other Fees
==============

There were no fees billed in each of 2003 and 2002 for professional services rendered by SF Partnership LLP. for all other services not disclosed above.

SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:     April 19, 2004

                                            CYPER MEDIA  INC.



                                            By:  /s/  Duk Jin Jang
                                               --------------------------------
                                                      Duk Jin Jang
                                                      Chairman of the Board




                                            By:  /s/  Michael Chung
                                               --------------------------------
                                                      Michael Chung
                                                      Secretary

                                CYPER MEDIA, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2003 AND 2002






                                    CONTENTS

Independent Auditors' Report                                                  1

Consolidated Balance Sheets                                                   2

Consolidated Statement of Stockholders' Equity                                3

Consolidated Statement of Operations                                          4

Consolidated Statement of Cash Flows                                          5

Notes to Consolidated Financial Statements                               6 - 13

                          INDEPENDENT AUDITORS' REPORT


To the Stockholders of
Cyper Media, Inc.


     We have audited the accompanying consolidated balance sheets of Cyper Media, Inc. and subsidiaries (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of stockholders' equity, operations, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and 2002, and the results of its operation, accumulated deficit and its cash flows for the years ended, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1(b) to the consolidated financial statements, the Company has suffered recurring losses and negative working capital from operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1(b). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                            "SF PARTNERSHIP, LLP"



Toronto, Canada                             CHARTERED ACCOUNTANTS
March 25, 2004

CYPER MEDIA, INC.
Consolidated Balance Sheets
December 31, 2003 and 2002

                                                        2003            2002

                                     ASSETS
Current
    Cash                                             $       553    $     9,244
    Term deposit                                            --           13,650
    Prepaid and sundry assets                                 12             44
    Accounts receivable                                   23,015           --
    Loan to a director (note 3)                           56,572           --
                                                     -----------    -----------

                                                          80,152         22,938
Long-term Prepaid Assets                                    --           34,893
Rent Deposits                                                419            420
Equipment (note 4)                                       327,930        706,644
Goodwill                                                 117,000           --
                                                     -----------    -----------

                                                     $   525,501    $    64,895
                                                     ===========    ===========


                                   LIABILITIES
Current
    Bank loans (note 5)                              $   374,373    $   323,400
    Accounts payable and accrued charges               1,488,465      1,038,234
    Loan payable                                            --           42,000
    Loans from shareholders and directors (note 6)     1,485,650        501,068
    Convertible bond (note 7)                               --          823,200
                                                     -----------    -----------
                                                       3,348,488      2,727,902
                                                     -----------    -----------


                              STOCKHOLDERS' EQUITY
Capital Stock (note 8)                                    38,120          9,920
Paid in Capital                                        1,208,248        893,125
Accumulated Other Comprehensive Loss                     (74,153)       (83,092)
Accumulated Deficit                                   (3,995,202)    (2,782,960)
                                                     -----------    -----------

                                                      (2,822,987)    (1,963,007)
                                                     -----------    -----------

                                                     $   525,501    $   764,895
                                                     ===========    ===========



APPROVED ON BEHALF OF THE BOARD



          "DUK JIN JANG"                          "MICHAEL CHUNG"
       ----------------------                 ----------------------
            Director                                 Director



CYPER MEDIA, INC.
Consolidated Statement of Stockholders' Equity
Years Ended December 31, 2003 and 2002



                                                             Paid in    Accumulated
                                                          Capital in          Other                         Total
                               Number of       Capital     excess of  Comprehensive    Accumulated   Stockholders'
                                  Shares         Stock     Par Value           Loss        Deficit         Equity
                             -----------   -----------   -----------    -----------    -----------    -----------
Balance, January 1, 2002       9,920,500   $     9,920   $   893,125    $    81,898    $(2,343,529)   $(1,358,586)
Foreign exchange on
  translation                       --            --            --         (164,990)          --         (164,990)
Net Loss                            --            --            --             --         (439,431)      (439,431)
                             -----------   -----------   -----------    -----------    -----------    -----------

Balance, December 31, 2002     9,920,500   $     9,920   $   893,125    $   (83,092)   $(2,782,960)   $(1,963,007)
                             ===========   ===========   ===========    ===========    ===========    ===========


Balance, January 1, 2003       9,920,500   $     9,920   $   893,125    $   (83,092)   $(2,782,960)   $(1,963,007)
 Common shares issued on
  acquisition of Cyper
  Entertainment Co., Ltd.     20,000,000        20,000       (19,369)          --             --              631
Common shares issued on
  acquisition of Joongang
  Movie Entertainment
  Co., Ltd.                    4,000,000         4,000       128,692           --             --          132,692
Common shares issued for
  services                     4,200,000         4,200       205,800           --             --          210,000
Foreign exchange on
  translation                       --            --            --            8,939           --            8,939
Net Loss                            --            --            --             --       (1,212,242)    (1,212,242)
                             -----------   -----------   -----------    -----------    -----------    -----------


Balance, December 31, 2003    38,120,500   $    38,120   $ 1,208,248    $   (74,153)   $(3,995,202)   $(2,822,987)
                             ===========   ===========   ===========    ===========    ===========    ===========

                                                      - 3 -

CYPER MEDIA, INC.
Consolidated Statement of Operations
Years Ended December 31, 2003 and 2002



                                                       2003            2002

Sales                                              $     56,076    $    193,919

Cost of Sales                                           152,484         313,991
                                                   ------------    ------------

Gross Loss                                              (96,408)       (120,072)
                                                   ------------    ------------

Expenses
    Selling, general and administrative expenses        658,842         355,190
    Interest                                            121,143         124,863
    Miscellaneous                                           230             813
    Depreciation                                         92,019         118,493
                                                   ------------    ------------

                                                        872,234         599,359
                                                   ------------    ------------

Net Loss Before the Undernoted                         (968,642)       (719,431)

    Loss on disposition of equipment                   (243,600)           --
    Forgiveness of related party loan                      --           280,000
                                                   ------------    ------------


Net Loss                                           $ (1,212,242)   $   (439,431)
                                                   ============    ============


Fully Diluted Loss Per Share (note 8)              $      (0.05)   $      (0.02)
                                                   ============    ============


Basic Weighted Average Number of Shares              26,310,250      20,000,000
                                                   ============    ============



CYPER MEDIA, INC.
Consolidated Statement of Cash Flows
Years Ended December 31, 2003 and 2002



                                                           2003           2002
Cash Flows from Operating Activities
    Net loss                                           $(1,212,242)   $  (439,431)
    Adjustments for:
      Depreciation                                          92,019        118,493
      Common shares issued for services                    210,000           --
      Loss from disposition of equipment                   243,600           --
      Accounts receivable                                   (2,287)         9,663
      Prepaid and sundry assets                             31,874         26,191
      Accounts payable and accrued charges                 433,685        262,749
                                                       -----------    -----------



                                                          (203,351)       (22,335)
                                                       -----------    -----------


Cash Flows from Investing Activities
    Decrease in rent deposits                                 --           51,435
    Decrease (increase) in term deposits                    13,650         (5,063)
    Decrease (increase) in long-term prepaid assets         34,893         (4,860)
    Net proceeds (acquisition) of equipment                 42,630        (14,406)
                                                       -----------    -----------


                                                            91,173         27,106
                                                       -----------    -----------


Cash Flows from Financing Activities
    Increase in bank loans                                  52,225           --
    Repayment of convertible bond                         (823,200)          --
    Repayment of loan payable                              (42,000)          --
    Receipt of loans from shareholders and directors       973,226           --
    Loan to a director                                     (56,761)       (37,560)
                                                       -----------    -----------


                                                           103,490        (37,560)
                                                       -----------    -----------


Foreign Exchange on Cash                                        (3)         2,905
                                                       -----------    -----------


Net Decrease in Cash                                        (8,691)       (29,884)

Cash - beginning of year                                     9,244         39,128
                                                       -----------    -----------


Cash - end of year                                     $       553    $     9,244
                                                       ===========    ===========

                                     - 5 -

CYPER MEDIA, INC.
Notes to Consolidated Financial Statements
December 31, 2003 and 2002


1.   Description of Business and Going Concern

     a)   Description of Business

          Cyper Media, Inc., formerly JRE, Inc. ("the Company"), was incorporated in the State of New York on November 30, 2000. On July 10, 2003 the Company changed its name to Cyper Media, Inc.

          On July 10, 2003, the Company entered into a definitive Share Exchange Agreement (the "Agreement") with Cyper Entertainment, Inc., ("Cyper Korea") a Korean corporation and its shareholders. The Agreement provided for the acquisition by the Company of 100% of the issued and outstanding capital stock of Cyper Korea. In exchange, the shareholders of Cyper Korea received 10,000,000 shares of the Company, equivalent to 20,000,000 after the 1 to 2 forward stock split as described in note 8. As a result, the shareholders of Cyper Korea controlled 67% of the Company. While the Company is the legal parent, as a result of the reverse-takeover, Cyper Korea became the parent company for accounting purposes.

          Upon completion of the share exchange, the business operations of Cyper Korea constituted virtually all of the business operations of the Company. Cyper Korea is a Digital Animation Production company providing services to the television, commercial and film industries globally. The Company develops and produces 3D digital animation for television, short films, computer generated image ("CGI") feature films, home video, music video and multi-media applications such as video games. Cyper Korea has produced CGI animations with the objective of providing high-quality animation TV programming and feature film for the North American market. The business operations of Cyper Korea are located in Seoul, Korea.

          In October 2003, in accordance with a Share Exchange Agreement, the Company acquired Joongang Movie Entertainment Co., Ltd. ("Joongang"), a Korean corporation. The agreement provided for the acquisition by the Company of 100% of the issued and outstanding capital stock of Joongang in exchange for 4,000,000 shares of the Company. As a result of the transaction, the shareholders of Joongang controlled 12% of the Company. Joongang produces animated content television and various other media. Joongang is a 13-year-old animation company with over 60 different clients in the Far East and Europe.

     b)   Going Concern

          The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses since inception, has not made payments on its bank loans subsequent to July 2003 and has negative cash flows from operations that raise substantial doubt as to its ability to continue as a going concern. For the years ended December 31, 2003 and 2002, the Company experienced net losses of $1,212,242 and $439,431 respectively.

CYPER MEDIA, INC.
Notes to Consolidated Financial Statements
December 31, 2003 and 2002


1.   Description of Business and Going Concern (cont'd)

          The Company's ability to continue as a going concern is contingent upon its ability to secure additional financing, initiating sale of its product and attaining profitable operations.

          Management is pursuing various sources of equity financing in addition to increasing its sales base. The Company has entered into negotiations for a new issuance of convertible debt (see note 11). During the year, the Company acquired Joongang Movie Entertainment Co., Ltd. which management believes will greatly increase the Company's our brand and image with North American product launches. Although the Company has plans to pursue additional financing, there can be no assurance that the Company will be able to secure financing when needed or obtain such on terms satisfactory to the Company, if at all.

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

     a)   Reporting Currency

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

     b)   Equipment

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

CYPER MEDIA, INC.
Notes to Consolidated Financial Statements
December 31, 2003 and 2002


2.   Summary of Significant Accounting Policies (cont'd)

     c)   Goodwill

          In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). Prior to the adoption of SFAS 142, the excess of cost over the net assets of acquired businesses was amortized on a straight-line basis over periods of up to forty years.

          Goodwill relates to the acquisition of Joongang Movie Entertainment Co., Ltd. (as described in note 8). The Company adopted SFAS 142 effective January 1, 2003 and, as a result, has not recorded an amortization charge for goodwill since that time. Goodwill is derived by using the discounted cash flows based on signed contracts at the time of acquisition.

     d)   Revenue Recognition

          The Company recognizes revenues when services are performed on a percentage of completion method when collection is reasonably ascertained.

     e)   Use of Estimates

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

     f)   Concentration of Credit Risk

          SFAS No. 105, "Disclosure of Information About Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk", requires disclosure of any significant off-balance risk and credit risk concentration. The Company does not have significant off-balance sheet risk or credit concentration.



CYPER MEDIA, INC.
Notes to Consolidated Financial Statements
December 31, 2003 and 2002



2.   Summary of Significant Accounting Policies (cont'd)

     g)   Financial Instruments

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

     h)   Impact of Recently Issued Accounting Standards

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


3.   Loan to a Director

     The loan to a director who owns approximately 10% of the Company is non-interest bearing, unsecured and due on demand.


4.   Equipment

     Equipment is comprised as follows:
                                                      2003                          2002
                                               Accumulated                   Accumulated
                                     Cost     Depreciation         Cost     Depreciation
                               ----------       ----------   ----------       ----------
Machinery and equipment        $  452,578       $  197,985   $  790,091       $  203,639
Vehicles                           28,482           19,938       28,578           14,289
Furniture and fixtures            203,793          139,000      204,474           98,571
                               ----------       ----------   ----------       ----------

                               $  684,853       $  356,923   $1,023,143       $  316,499
                               ----------       ----------   ----------       ----------

Net carrying amount                  --         $  327,930         --         $  706,644
                               ----------       ----------   ----------       ----------

                                         - 9 -

CYPER MEDIA, INC.
Notes to Consolidated Financial Statements
December 31, 2003 and 2002



5.   Bank Loans

                                                      2003                2002

     Industrial Bank                                $189,569            $ 29,400
     KOTEC                                           184,804                --
     Hanna Bank # 1                                     --                42,000
     Hanna Bank # 2                                     --               252,000
                                                    --------            --------

                                                    $374,373            $323,400
                                                    ========            ========


     Industrial Bank

     The loan bears interest at 10.2% per annum, repayable monthly interest only, and is due on demand. The loan is secured by a personal guarantee of the controlling shareholder. The Company has not made any payments on the loan subsequent to July 2003.

     KOTEC (Korea Technology Credit Guarantee Fund)

     The loan bears interest at 9.55% per annum, repayable monthly interest only, and is due on demand. The loan is secured by a personal guarantee of the controlling shareholder. The Company has not made any payments on the loan subsequent to July 2003.

     Hanna Bank #1 and #2

     During the year, the Company defaulted on the debt covenants of the loan. As a result, the controlling shareholder paid the remaining balances of these loans.

CYPER MEDIA, INC.
Notes to Consolidated Financial Statements
December 31, 2003 and 2002


6.   Loans from Shareholders and Directors

     The loans from the shareholders and directors are non-interest bearing and due on demand.


7.   Convertible Bond

     During the year, the Company defaulted on the debt covenants of the bond. As a result, the controlling shareholder paid approximately $660,000 in lieu of their personal guarantees and the remaining balance of approximately $163,000 was refinanced by a bank loan and is included in the balance owing to the Industrial Bank as disclosed in note 5.


8.   Capital Stock

          Authorized
            100,000,000 common shares, par value $0.001
                                                              2003        2002
          Issued
            38,120,500  common shares (2002 - 9,920,500)    $ 38,120    $  9,920
                                                            ========    ========


     In July 2003, the Company issued 10,000,000 common shares, equivalent to 20,000,000 after the 1 to 2 forward stock split, in exchange for all the outstanding common shares of Cyper Korea as described in note 1.

     In July 2003, the Company authorized a 1 for 2 forward stock split of its common shares. This split has retroactively been taken into consideration in the consolidated financial statements and the calculation of earnings per share.

     In October 2003, the Company issued 4,000,000 common shares in exchange for all the outstanding common shares of Joongang Movie Entertainment Co., Ltd. The company was valued at $132,000.

     In December 2003, the Company issued 4,200,000 common shares for $210,000 of consulting services with regard to the reverse takeover transaction as described in note 1.


9.   Lease Commitments

     The Company is committed to lease obligations on its office spaces until February 21, 2005. Future minimum annual payments exclusive of taxes and insurance under the leases are as follows:


                             2004                      $  26,000
                             2005                          5,000
                                                       ---------

                                                       $  31,000

CYPER MEDIA, INC.
Notes to Consolidated Financial Statements
December 31, 2003 and 2002


10.  Income Taxes

     The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". This Standard prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between the financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax law when the effects of future changes in tax laws or rates are not anticipated.

     The Company's income tax rates in 2002 and 2003 are 16.5% for the first $84,000 (100,000,000 Won) taxable income and 29.7% of the excess.

     The Company has no deferred income tax liabilities.

     The Company's only deferred income tax asset is from tax losses carried forward, for which a valuation allowance has been provided because it is not presently more likely than not that they will be realized.

     Deferred Income Tax Assets

                                                       2003            2002

     Non-capital losses carried forward            $  481,000      $  336,000
     Valuation allowance                             (481,000)       (336,000)
                                                   ----------      ----------

     Net future tax assets                         $     --        $     --
                                                   ==========      ==========


     The Company has non-capital tax losses of approximately $3,006,000 available to offset future taxable income. The tax losses expire as follows:

                           2005               $    494,000
                           2006                    401,000
                           2007                    317,000
                           2008                  1,794,000
                                              ------------

                                              $  3,006,000
                                              ------------

CYPER MEDIA, INC.
Notes to Consolidated Financial Statements
December 31, 2003 and 2002


11.  Subsequent Events

     a) In February 2004, the Company issued 50,000,000 common shares held in escrow as security for a proposed convertible debt financing arrangement of $1,000,000. The common shares will be issued to the debt holder from escrow as it exercises its conversion rights.

     b) In February 2004, the Company issued 350,000 common shares valued at $17,500 for consulting services relating to the proposed financing arrangement.

     c) Effective December 17, 2003, the Company entered into a contract to produce 36 episodes of animated video series for approximately $1,500,000 over three years. The production began in February 2004.