Form 10KSB/A
period 2003-12-31
CYPER MEDIA INC
filed 2004-04-23
CIK 1163967

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB/A

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
           --------------------------------------------------

The directors and executive officers currently serving the Company are as follows:

  Name              Age                Title
------------        ---                -----

Duk Jin Jang        34                CEO, President & Director

Michael Chung       31                Secretary, Treasurer & Director

Jong Won Yoon       31                Vice-President, Director

Duk Jin Jang:

Mr. Jang, the Company's President and CEO; has been President, Chairman and Chief Executive Officer of Cyper Entertainment since June 1, 2002. Mr. Jang worked as a department manager of POST Intermedia, Inc. from 1992 to 1993, and as a manager of Nowcom, Inc. From 1996 to 1996. Mr. Jang worked as a manager of GEN Multimedia studio} from 1997 to 1998. Mr. Jang worked as a Professor at Kaywon School of Art and Design from 1997 until 2000. Mr. Jang has been Director of Digital Contents Associates in Korea since 2001, and an advisory committee member of Gyeonggi Digital Arts Hive at Gyeonggi-Do, Korea since 2001. Mr. Jang started Cyper Entertainment, Inc. In January 2000. Mr. Jang attended Kook Min University in Seoul Korea, graduating with a degree in visual Communication Design in 1995.

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

Jong Won Yoon

Mr. Yoon, Vice President of the Company attended Dankook University in Chun Ahn, Korea, graduating with a degree in Management in 1999 and thereafter attended Dankook University in Seoul, Korea, graduating with a master's degree in Management in 2001. He worked as a manager of FMG of Consulting Company until December, 2001 and worked TFT Team of Korea Game Development & Promotion Institute with planning to Game Education Institute in 2001.

Duk Jin Jang and Jong Won Yoon officers and directors of the Company did not file their Initial Statement of Beneficial Ownership of Securities on Form 3 at the time they acquired their shares in the Company. They have advised the Company that they will file same by May 30, 2004.

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

3.2 Bylaws (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on January 18, 2003.

14.1     Company Code of Ethics Statement.

31.1     Certification under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1     Certification under Section 906 of the Sarbanes-Oxley Act of 2002.

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

Dated:     April 23, 2004

                                            CYPER MEDIA  INC.



                                            By:  /s/  Duk Jin Jang
                                               --------------------------------
                                                      Duk Jin Jang
                                                      President




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