Form 10QSB
period 2004-03-31
CYPER MEDIA INC
filed 2004-06-08
CIK 1163967

SECURITIES AND EXCHANGE COMMISSION (2)

                             Washington, D.C. 20549

                                   Form 10-QSB

                   [X] QUARTERLY REPORT PURSUANT TO SECTION 13
                     OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                        For Quarter ended March 31, 2004

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________________ to ________________

                          Commission File No 000-33517

                                CYPER MEDIA, INC.
                  --------------------------------------------
             (Exact name of registrant as specified in its charter)

                 New York                                 11-357940
                 --------                                 ---------
       (State or other jurisdiction               (IRS Employer ID Number)
     of incorporation or organization)


         5650 Yonge Street, Suite 1500, Toronto, Ontario M2M 4G3 Canada
               --------------------------------------------------
                    (Address of principal executive offices)

                                 (416)-512-3777
                            -------------------------
                           (Issuer's Telephone Number)

                                       N/A
               --------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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


     As of March 31, 2004, the Issuer had 38,470,500 shares of Common Stock, par value $.001 per share, issued and outstanding.

Item 1. Financial Statements and Exhibits

     (a) The unaudited financial statements of Registrant for the three months ended March 31, 2004, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

Item 2. Management's Discussion and Analysis or Plan of Operation

Item 2. Management's Discussion and Analysis or Plan of Operation

Results of Operation

     For the three months ended March 31, 2004, the Company had revenues of $52,924, which was an increase of $50,783 over the three months ended March 31, 2003 when the Company reported revenues of $2,141. The increase in revenue was due to a change in direction by the company. In 2003, management decided to undertake projects with limited immediate revenues. However, by undertaking these projects management hoped to bring awareness of Cyper's talent and expertise to potential customers and partners. In 2004, Cyper through its subsidiary JoongAng decided to focus only on projects with immediate revenues.

     The cost of sales decreased to $44,250 for the three months ended March 31, 2004 from $53,788 for the three months ended March 31, 2003 inspite of the increase in revenues. In 2004, the company through JoongAng undertook more 2D animation projects. These projects are less costly to complete than the 3D projects undertaken in 2003.

     For the three months ended March 31, 2004, the Company had reported selling and administrative expenses of $154,105 versus selling and administrative expenses for the three months ended March 31, 2003 of $30,018. In 2003, the expenses were of Cyper only. In 2004, the expenses of Cyper and JoongAng were reflected.

     The Company reported a net loss of $199,111 for the quarter ended March 31, 2004, versus a loss of $134,938 for the same period in 2003. The increase in loss was mainly due to the additional expenses incurred by JoongAng.


Overview

The registrant operates mainly through its two subsidiaries JoongAng Movie Entertainment Co., Ltd. And Cyper Entertainment Co., Ltd.

JoongAng develops and produces 2D traditional/digital animation for television, feature films and home video/DVD. JoongAng operates in two revenue segments:

     Independent Contractor for Services: JoongAng produces 2D animation for unrelated third parties on a fee basis. The projects are prepared to the specifications of the party hiring JoongAng.

     Proprietary Development: JoongAng develops original animation, Costume Play Events, Live Action Feature Film projects based on characters and storylines conceived by JoongAng and also other parties in which JoongAng and their respective partners hold certain rights in the project.

Cyper is a 3D Digital Animation Production company located in Seoul, Korea, which provides services to the television, commercial and film industries.

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

Liquidity and Capital Resources

     The Registrant will need additional capital in order to continue its operations through Cyper in 3D digital animation production, through JoongAng in 2D animation as well as to finance the administrative costs including but not limited to legal and accounting fees. Management is seeking additional capital. However, there is no assurance that this needed capital can be raised, or raised on terms acceptable to the Registrant.

Forward-Looking Statements

This Form 10-QSB includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10QSB which address activities, events or developments which the Company expects or anticipates, will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), finding suitable merger or acquisition candidates, expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analysis made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements, and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

                                CYPER MEDIA, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                      PERIODS ENDED MARCH 31, 2004 AND 2003






                                    CONTENTS

Consolidated Balance Sheets                                                  1

Consolidated Statement of Stockholders' Equity                               2

Consolidated Statement of Operations                                         3

Consolidated Statement of Cash Flows                                         4

Notes to Consolidated Financial Statements                              5 - 11

CYPER MEDIA, INC.
Consolidated Balance Sheets
March 31, 2004 and 2003

                                                         2004           2003
                                                     -----------    -----------
                                     ASSETS
Current
    Cash                                             $    12,694    $    14,982
    Prepaid and sundry assets                              5,563              8
    Accounts receivable                                   19,479           --
    Loan receivable (note 3)                              78,000           --
    Loan to director (note 4)                             67,070           --

                                                         182,806         14,990

Long-term Prepaid Assets                                    --           33,144

Rent Deposits                                             43,773            399

Equipment (note 5)                                       315,784        649,376

Goodwill                                                 117,000           --
                                                     -----------    -----------

                                                     $   659,363    $   697,909
                                                     ===========    ===========


                                   LIABILITIES
Current
    Bank loans (note 6)                              $   387,610    $   307,192
    Accounts payable and accrued charges               1,461,712      1,077,415
    Loan payable                                            --           46,917
    Loans from shareholders and directors (note 7)     1,409,748        477,249
    Convertible debenture (note 8)                       500,000        781,942
                                                     -----------    -----------

                                                       3,759,070      2,690,715
                                                     -----------    -----------


                            STOCKHOLDERS' DEFICIENCY

Capital Stock (note 9)                                    38,470          9,920

Paid in Capital                                        1,225,398        893,125

Accumulated Other Comprehensive Loss                    (169,262)        22,047

Accumulated Deficit                                   (4,194,313)    (2,917,898)
                                                     -----------    -----------

                                                      (3,099,707)    (1,992,806)
                                                     -----------    -----------

                                                     $   659,363    $   697,909
                                                     ===========    ===========


APPROVED ON BEHALF OF THE BOARD

     "DUK JIN JANG"                                         "MICHAEL CHUNG"
     --------------                                         ---------------
       Director                                                Director


CYPER MEDIA, INC.
Consolidated Statement of Stockholders' Equity
Periods Ended March 31, 2004 and 2003



                                                              Paid inAccumulated
                                                              Capital inOther                 Total
                                      Number of
                                        Capital
                                      excess of
                                  Comprehensive
                                    Accumulated
                                  Stockholders'
                                         Shares
                                          Stock
                                      Par Value
                                           Loss
                                        Deficit
                                         Equity
                                    -----------   -----------   -----------   -----------    -----------    -----------
Balance, January 1, 2003              9,920,500   $     9,920   $   893,125   $   (83,092)   $(2,782,960)   $(1,963,007)
Foreign exchange on translation            --            --            --         105,139           --          105,139
Net Loss                                   --            --            --            --         (134,938)      (134,938)
                                    -----------   -----------   -----------   -----------    -----------    -----------

Balance, March 31, 2003               9,920,500   $     9,920   $   893,125   $    22,047    $(2,917,898)   $(1,992,806)
                                    ===========   ===========   ===========   ===========    ===========    ===========


Balance, January 1, 2004             38,120,500   $    38,120   $ 1,208,248   $   (74,153)   $(3,995,202)   $(2,822,987)
Common shares issued for services       350,000           350        17,150          --             --           17,500
Foreign exchange on translation            --            --            --         (95,109)          --          (95,109)
Net Loss                                   --            --            --            --         (199,111)      (199,111)
                                    -----------   -----------   -----------   -----------    -----------    -----------


Balance, March 31, 2004              38,470,500   $    38,470   $ 1,225,398   $  (169,262)   $(4,194,313)   $(3,099,707)
                                    ===========   ===========   ===========   ===========    ===========    ===========




CYPER MEDIA, INC.
Consolidated Statement of Operations
Periods Ended March 31, 2004 and 2003


                                                       2004            2003
                                                   ------------    ------------

Sales                                              $     52,924    $      2,141

Cost of Sales                                            44,250          53,788
                                                   ------------    ------------


Gross Loss                                                8,674         (51,647)
                                                   ------------    ------------


Expenses
    Selling, general and administrative expenses        154,105          30,018
    Interest                                             30,124          30,268
    Miscellaneous                                             3            --
    Depreciation                                         23,553          23,005
                                                   ------------    ------------


                                                        207,785          83,291
                                                   ------------    ------------


Net Loss                                           $   (199,111)   $   (134,938)
                                                   ============    ============


Fully Diluted Loss Per Share (note 9)              $      (0.01)   $      (0.01)
                                                   ============    ============


Basic Weighted Average Number of Shares              38,353,833      20,000,000
                                                   ============    ============



CYPER MEDIA, INC.
Consolidated Statement of Cash Flows
Periods Ended March 31, 2004 and 2003



                                                                      2004         2003
                                                                   ---------    ---------

Cash Flows from Operating Activities
    Net loss                                                       $(199,111)   $(134,938)
    Adjustments for:
      Depreciation                                                    23,553       23,005
      Common shares issued for services                               17,500         --
      Accounts receivable                                              4,316         --
      Prepaid and sundry assets                                       (5,546)          35
      Accounts payable and accrued charges                           (74,737)      95,391
      Rent deposits                                                  (43,000)        --
                                                                   ---------    ---------

                                                                    (277,025)     (16,507)
                                                                   ---------    ---------

Cash Flows from Investing Activities
    Decrease in term deposits                                           --         13,650
    Increase in loan receivable                                      (78,000)        --
    Net proceeds on sale of equipment                                   --            630
                                                                   ---------    ---------

                                                                     (78,000)      14,280
                                                                   ---------    ---------


Cash Flows from Financing Activities
    Proceeds from convertible debenture                              500,000         --
    Proceeds from loan payable                                          --          7,392
    Receipt (repayment) of loans from shareholders and directors    (132,884)       1,362
                                                                   ---------    ---------

                                                                     367,116        8,754
                                                                   ---------    ---------

Foreign Exchange on Cash                                                  50         (789)
                                                                   ---------    ---------

Net Decrease in Cash                                                  12,141        5,738

Cash - beginning of  year                                                553        9,244
                                                                   ---------    ---------

Cash - end of year                                                 $  12,694    $  14,982
                                                                   =========    =========


                                            4

CYPER MEDIA, INC.
Notes to Consolidated Financial Statements
March 31, 2004 and 2003


1.   Description of Business and Going Concern

     a)   Description of Business

          Cyper Media, Inc., formerly JRE, Inc. ("the Company"), was incorporated in the State of New York on November 30, 2000. On July 10, 2003 the Company changed its name to Cyper Media, Inc.

          On July 10, 2003, the Company entered into a definitive Share Exchange Agreement (the "Agreement") with Cyper Entertainment, Inc., ("Cyper Korea") a Korean corporation and its shareholders. The Agreement provided for the acquisition by the Company of 100% of the issued and outstanding capital stock of Cyper Korea. In exchange, the shareholders of Cyper Korea received 10,000,000 shares of the Company, equivalent to 20,000,000 after the 1 to 2 forward stock split as described in note 9 . As a result, the shareholders of Cyper Korea controlled 67% of the Company. While the Company is the legal parent, as a result of the reverse-takeover, Cyper Korea became the parent company for accounting purposes.

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

     b)   Going Concern

          The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses since inception, has not made payments on its bank loans subsequent to July 2003 and has negative cash flows from operations that raise substantial doubt as to its ability to continue as a going concern. For the period ended March 31, 2004 and 2003, the Company experienced net losses of $199,111 and $134,938 respectively.

CYPER MEDIA, INC.
Notes to Consolidated Financial Statements
March 31, 2004 and 2003


1.   Description of Business and Going Concern (cont'd)

     The Company's ability to continue as a going concern is contingent upon its ability to secure additional financing, initiating sale of its product and attaining profitable operations.

     Management is pursuing various sources of equity financing in addition to increasing its sales base. In the last quarter of 2003, the Company acquired Joongang Movie Entertainment Co., Ltd. which management believes will greatly increase the Company's brand and image with North American product launches.

     Also, in the first quarter of 2004, the Company has obtained convertible debenture financing through its subsidiary of $1,000,000, $500,000 of which has been received during the quarter ended March 31, 2004. The balance is to be advanced by the creditor when the Company's stock price achieves an average level of 23 cents.

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

CYPER MEDIA, INC.
Notes to Consolidated Financial Statements
March 31, 2004 and 2003


2.   Summary of Significant Accounting Policies (cont'd)

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

          Goodwill relates to the acquisition of Joongang Movie Entertainment Co., Ltd. (as described in note 9). The Company adopted SFAS 142 effective January 1, 2003 and, as a result, has not recorded an amortization charge for goodwill since that time. Goodwill is derived by using the discounted cash flows based on signed contracts at the time of acquisition.

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

CYPER MEDIA, INC.
Notes to Consolidated Financial Statements
March 31, 2004 and 2003


2.   Summary of Significant Accounting Policies (cont'd)

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


3.   Loan Receivable

     The loan receivable is non-interest bearing and due on demand.


4.   Loan to Director

     The loan to director who owns approximately 10% of the Company is non-interest bearing, unsecured and due on demand.

CYPER MEDIA, INC.
Notes to Consolidated Financial Statements
March 31, 2004 and 2003


5.   Equipment

     Equipment is comprised as follows:
                                                     2004                   2003
                                              Accumulated            Accumulated
                                    Cost     Depreciation    Cost   Depreciation
                                  --------   ------------  -------- ------------

     Machinery and equipment      $468,579     $216,700    $750,493   $204,217
     Vehicles                       29,489       22,117      27,145     14,930
     Furniture and fixtures        210,998      154,465     194,226    103,341
                                  --------     --------    --------   --------

                                  $709,066     $393,282    $971,864   $322,488
                                  --------     --------    --------   --------

     Net carrying amount                       $315,784               $649,376
                                               --------               --------


6.   Bank Loans

                                                   2004              2003
                                                 --------          --------

     Industrial Bank                             $196,271          $ 27,927
     KOTEC                                        191,339              --
     Hanna Bank # 1                                  --              39,895
     Hanna Bank # 2                                  --             239,370
                                                 --------          --------

                                                 $387,610          $307,192
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

CYPER MEDIA, INC.
Notes to Consolidated Financial Statements
March 31, 2004 and 2003


7.   Loans from Shareholders and Directors

     The loans from the shareholders and directors are non-interest bearing and due on demand.


8.   Convertible Debenture

     The Company accounted for the convertible debenture in accordance with SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" as a liability at face value and no formal accounting recognition is assigned to the value inherent in the conversion feature. The convertible debenture has a face value of $500,000 with an annual coupon rate of 1.5% payable annually. The debenture is convertible to a maximum of 50,000,000 shares of common stock at any time prior to maturity on January 25, 2009, at a conversion price of the lesser of (a) the lesser of $0.21 and 125% of the average of the closing bid prices per share of the common stock during the five trading days immediately preceding the conversion and (b) the average of the three lowest closing bid prices per share of the common stock during the forty trading days immediately preceding the conversion.

     The Company has an agreement with the investor of the convertible debenture for further advances of up to $500,000 under the same terms. The funds will be advanced when the stock price of the Company reaches 23 cents.

     During 2003, the Company defaulted on the debt covenants of the bond owed to the previous creditors. As a result, the controlling shareholder paid approximately $660,000 in lieu of their personal guarantees and the remaining balance of approximately $163,000 was refinanced by a bank loan and is included in the balance owing to the Industrial Bank as disclosed in note 6.


9.   Capital Stock

     Authorized
        100,000,000 common shares, par value $0.001
                                                          2004          2003

     Issued
        38,470,500 common shares (2003 - 9,920,500)   $    38,470   $     9,920
                                                      ===========   ===========


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

CYPER MEDIA, INC.
Notes to Consolidated Financial Statements
March 31, 2004 and 2003


9.   Capital Stock (cont'd)

     In December 2003, the Company issued 4,200,000 common shares for $210,000 of consulting services with regard to the reverse takeover transaction as described in note 1.

     In February 2004, the Company issued 50,000,000 common shares held in escrow as security for the convertible debt financing of $1,000,000 as described in note 8. The common shares will be issued to the debt holder from escrow as it exercises its conversion rights.

     In February 2004, the Company issued 350,000 common shares valued at $17,500 for consulting services relating to the convertible debt financing arrangement.


10.  Lease Commitments

     The Company is committed to lease obligations on its office spaces until February 21, 2005. Future minimum annual payments until expiry of the lease, exclusive of taxes and insurance, totalled approximately $23,500.


11.  Income Taxes

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

     Deferred Income Tax Assets

                                                     2004           2003
                                                  ---------      ---------

     Non-capital losses carried forward           $ 514,000      $ 360,000
     Valuation allowance                           (514,000)      (360,000)
                                                  ---------      ---------

     Net future tax assets                        $    --        $    --
                                                  =========      =========

                                   SIGNATURES



     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   June 4, 2004                          CYPER MEDIA, INC.

                                               /s/ Duk Jin-Jang
                                               ---------------------------------
                                               Duk-Jin-Jang President



                                               /s/ Michael Chung
                                               ---------------------------------
                                               Michael Chung CFO, Treasurer